Form 10-K
period 2025-03-31
Fatpipe Inc/UT
filed 2025-06-30
CIK 1993400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

Commission File Number: 001-42546

FATPIPE, INC.

(Exact name of registrant as specified in its charter)

Utah	27-1113325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

392 East Winchester Street, Fifth Floor
Salt Lake City, Utah	84107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 203-6092

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value Per Share	FATN	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.

As of June 30, 2025, there were 13,817,488 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Commission allows us to incorporate by reference the information we file with it. This means that we can disclose information to you by referring you to those documents. The documents that have been incorporated by reference are an important part of this annual report, and you should review that information in order to understand the nature of any investment by you in our shares of common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, market acceptance, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements in this prospectus include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, operating expenses, working capital, liquidity and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our offerings, the cost, terms and availability of components, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. You should not rely on forward-looking statements as predictions of future events. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which are based on currently available information. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations and assumptions may prove to be incorrect. Our statements should not read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our software solutions and offerings;

●	our ability to successful execute our growth strategy and enter into new markets;

●	our ability to expand in existing and new markets;

●	increased levels of competition;

●	our relationships with our key customers;

●	changes in customer preferences and the level of acceptance of our software services;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	other risks, including those described in the “Risk Factors” section of this prospectus.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this prospectus are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

FatPipe is a pioneer in enterprise-class, application-aware, secure SD-WAN solutions for organizations, including enterprises, communication service providers, security service providers, government organizations, and other middle-market companies.

We strive to be the global leader in delivering leading-edge enterprise-class networking software technology. We are dedicated to continually improving the way organizations connect, ensuring their networks are secure, reliable, and supporting their continued success. Our commitment lies in empowering our customers with a seamless and dependable connectivity infrastructure that safeguards their critical data and fosters business continuity. We further aim to ensure our customers have unparalleled insights into their network operations.

To deliver on this vision, we hold over a dozen software and technology patents, which we leverage through an integrated suite of software solutions to offer our customers a reliable and secure platform to support mission-critical applications running on cloud, hybrid cloud and on-premise networks. Our core offerings include SD-WAN, SASE, and NMS software solutions, each of which is typically offered to our customers as a subscription service. These solutions address a broad set of network management needs and include an integrated set of capabilities designed to manage multi-line network traffic and routing. When customers have multiple data lines, and one of the lines fails, FatPipe automatically and dynamically transfers network traffic from one data line to another (failover) without disconnecting the application session. When all lines are functional, FatPipe is able to improve data traffic speed and optimize bandwidth.

We service customers in geographies around the world, with our largest customer populations located in the United States and India. We plan to continue expanding our presence throughout North America and parts of Southeast Asia. Further, FatPipe is in discussions with potential partners to offer geography specific software license bundles to address these market needs. Customers in different geographies require different licenses and network servers specific to their needs and prices. We plan to expand its presence in Mexico and Asia markets with products and services bundles to address geography specific markets,

Industry

SD-WAN is a network architecture that allows enterprises to utilize software and virtualization technologies to enhance the performance, security, and manageability of their WANs that connect offices, data centers, cloud applications, and cloud storage. This innovative architecture has emerged as a force in the world of networking and connectivity, revolutionizing the way organizations manage and optimize their WANs. SD-WAN technology enables organizations to leverage multiple types of connection, such as broadband, multiprotocol label switching, and LTE, to create a unified and intelligent network that can be centrally managed and orchestrated. This flexibility not only improves network efficiency but also reduces costs associated with expensive dedicated circuits, and the technology represents a seismic shift from traditional static network architectures to dynamic, agile, and cloud-centric solutions. SD-WAN applications have gained tremendous momentum in recent years due to its ability to address many evolving needs of modern businesses.

SASE technology enhances network security by enabling centralized policy enforcement and encryption. It allows for granular control over traffic, ensuring that sensitive data is transmitted securely across the network. This is particularly significant in today’s cyber-threat landscape, where data breaches and network vulnerabilities are constant concerns for businesses of all sizes, and trends such as remote work and distributed organizations have only served to exacerbate potential susceptibility.

NMS allows for the systematic monitoring and management of computer networks. Generally consisting of an integrated set of tools, NMS solutions provide network administrators with the ability to remotely detect and address network issues or anomalies before they affect network performance, integrity, or end-user experience. Many NMS solutions combine multiple data collection methods to offer comprehensive insights into a range of network performance metrics, allowing administrators to continuously and remotely optimize network configurations, troubleshoot problems, manage capacity, identify suspicious network activity and generate analytics for further assessment.

Total Addressable Market

SD-WAN. The market for SD-WAN products was estimated to be approximately $4.5 billion in 2023 (according to the research published via the Maia Research Report) with expected market size to grow to over $17.6 billion by 2030. The North America and Asia-Pacific (“APAC”) segments of the market, which represent FatPipe’s primary markets, are expected to achieve continued growth in the near term. According to Gartner, Inc., the North America market for SD-WAN solutions will grow at an estimated 18% compound annual growth rate (“CAGR”) through 2025, while growth in APAC is projected to exceed 60% CAGR. This significant growth trajectory has been attributed to several factors, including the rise in remote work, need for enhanced network security, migration of applications to the cloud, and overall digital transformation efforts of enterprises.

SASE. According to the Maia Research Report, total revenues for SASE software and platform solutions is expected to grow from $6.4 billion in 2022 to $27.2 billion by 2030, resulting in a CAGR of almost 20.0% during the forecast period. This is driven by the rise of work-from-home mandating secure zero-trust remote connectivity, cloud-adoption broadening the definition of a corporate network, and the convergence of cloud and on-premise networks creating the need for a unified solution.

NMS. The total NMS market, including both cloud-based and on-premise solutions, is projected by the Maia Research Report to grow at a more modest CAGR of 10.0% for the period from 2022 to 2030. Total market revenues for NMS solutions is estimated at $2.0 billion in 2022, approximately three-quarters of which is categorized at cloud-based, and is projected to grow to approximately $4.4 billion, when cloud-based solutions will account for almost 85% of the total market.

FatPipe Software Solutions

Our objective is to offer a suite of solutions to ensure our customers can securely support their networks in this cloud-first world. We are committed to driving a trusted customer experience through innovation and a diverse set of capabilities. Our core offerings are based on a complete, integrated suite of software solutions, including SD-WAN, SASE, and NMS capabilities, each of which can be individually licensed to create an experience tailored to a customer’s needs and network configuration. Additionally, all of our technologies are available for commercial sale. Further, our product pipeline consists of new SD-WAN security features and enhancements to the NMS. Currently, SD-WAN, SASE, and NMS revenues are packaged as part of managed service contracts. Our solutions have been designed for high levels of flexibility, providing an ability to customize our services and configure offerings to incorporate each customer’s preferred digital platform, including integrating with a variety of leading platform, WAN, security, and cloud providers.

As networks become increasingly crucial to fundamental corporate operations, and increasingly vulnerable to cyber-attacks and other types of maladies, ongoing and consistent monitoring has become a necessity. FatPipe offers built-in and automated network oversight, including network status, network intrusion, geo-blocking, and external website access.

Software-Defined Wide Area Network (SD-WAN)

Our primary offering is an SD-WAN software platform that integrates a broad array of network traffic management and routing, security, and monitoring functions and is predominately sold on a subscription basis. The platform can be delivered on a dedicated commodity appliance or virtual configuration, and can be installed in a variety of network environments, including cloud, hybrid or on-premise.

Our SD-WAN solution offers a number of benefits for managing and maintaining network infrastructure, including:

●	Enterprise-Class Reliability and Network Resiliency: Rapid failover of data, VPN, video and voice over IP (“VoIP”) traffic in sub-seconds. The speed at which FatPipe can restore connection integrity minimizes transaction failures and duplicate transactions resulting from disruptions to network connectivity.

●	Lower Total Cost of Ownership: Reductions in bandwidth requirements, duplicate traffic, latency and jitter lowers overall network costs.

●	Highly Scalable: Supports over 12 million sessions across land line, satellite and LTE/4G/5G networks for large scale deployments.

●	Secure Environment: Incorporates a robust security suite for intrusion detection and prevention (“IDS/IPS”), web filtering and firewall solutions. Our patented multi-path security transmission capabilities increase WAN transmission security.

●	Ease of Use: Intuitive management interface enables a seamless experience across all customer locations and scalable deployments across varied use cases. We provide customers with the ability to centrally manage their WAN and branch office configurations.

●	Flexible Deployments: Zero-touch deployments with cloud-based or in-band network configuration and management.

Our SD-WAN solution is suitable for multi-location, single location with high density, and multi-cloud environments, and offers these features in a single device for network end-point (or edge) and branch network needs. The solution enables multi-path VPN for hybrid connectivity, intelligent WAN edge management, cloud disaster recovery for hybrid cloud management, and other capabilities, all at enterprise-class performance levels. Its application-aware network optimization capabilities are suitable for virtual machines (“VMs”) for all major hypervisors, including AWS, Azure Cloud, Oracle and Google.

According to research published in July 2024 by Software Reviews, an independent research organization and division of Info-Tech Research Group, FatPipe’s SD-WAN solutions are the top-ranked solutions for middle-market companies, based on Software Review’s assessment of the complete software experience, which includes measurement of product features and satisfaction, as well as vendor experience and capabilities.

Secure Access and Service Edge (SASE)

Our SASE solution seamlessly integrates a WAN-Edge appliance with an SASE software access solution, to provide connectivity, consistent security and optimized user experience for hybrid workforce, branch office and retail locations. Our SASE solution offers virtual network functions, which combine networking and network security services into a single cloud-delivered solution, and are available for major virtual customer premise equipment (vCPE) hardware providers. Additionally, our SASE offerings include the following features:

●	Firewall: Includes Firewall-as-a-Service and traffic management capabilities based on security policies.

●	Geo Fencing and DDoS: Protects internal networks from external access originating in specific geographic locations and denial of service attacks.

●	Encryption: Supports data encryption protocol suite to ensure data security.

●	MPSec: Our patented MPSec multi-path security solution manages network security, application flows and load balancing across multiple paths connecting remote sites with the data center.

●	Selective Encryption: Allows customers to select specific data traffic that needs to be encrypted.

●	Web Filtering: Controls access to external websites based on customer-defined security policies.

●	Cloud-Hosted Security: Provides additional security such as data loss prevention, antivirus, and content filtering.

Network Monitoring Service (NMS)

Our EnterpriseView Reporting System for network monitoring provides a platform to monitor an end-user’s WAN as well as the performance of FatPipe devices at customer premises under management. This scalable solution supports large data loads, maintains seamless connectivity across thousands of branches, boosts network performance to handle intensive demands, ensures comprehensive network monitoring and management, and provides real-time insights into a network or device’s health and performance. Device health is displayed in real time for easier viewing, and a tabular dashboard gives a detailed view of the device’s line condition and utilization in real time.

Technology and Architecture

Our core technology has been developed internally by its founding management team and supported by a long-tenured group of engineers and software developers. We hold a portfolio of 13 patents that cover a range of SD-WAN and related capabilities. Specifically, our patented claims cover key SD-WAN and related functionality, including:

●	Combining routers to increase concurrency and redundancy in external network access and supplement fault tolerance of WANs. The ability to transmit traffic over multiple paths and to failover in sub seconds ensures network reliability and resiliency, which are critical for corporate and government networks.

●	VoIP over multiple WAN pathways to ensure that voice traffic is not dropped, which is essential for emergency communications such as 911 centers.

●	VPN-secure sessions over multiple ISPs to ensure transmission security globally.

●	Dynamic management of IP addresses and the ability to manage and load balance incoming traffic over multiple ISPs.

FatPipe’s Services

Our software solutions are provided through a subscription-based model. During the fixed term of the subscription, we include a portfolio of services, which offer our customers technical support, professional services, and training.

Technical Support Services

We maintain our own team of technical support specialists to ensure quality control and build and retain trust throughout the entire customer experience. Our technical support services, incorporating both remote and on-site support, include installation services, configuration assistance, monitoring and alerts notification, and development of performance reports.

Professional Services

We offer limited professional services to our customers and channel partners. We may also provide more customized services for more complex use cases, such as implementation design, network analysis, and projected capacity requirements.

Technology Development Services

Through our FatPipe Technologies division, we offer a diverse set of consulting services for the development and deployment of highly optimized and often complex wide area network (“WAN”) and local area network (“LAN”) solutions. We provide a host of networking, programming, and professional services as part of our engagement, which often include a mix of web, software, and application development, ERP integrations, outsourced staffing assistance and a range of IT consulting services. These services are generally independent of our core software solution offerings, and typically serve enterprises involved with such technologies as telemedicine, university and educational institution management, kiosk development, and multimedia communications. In addition, network design services further assist in marketing FatPipe’s core software solutions.

Reseller and Channel Partnerships

We primarily offer our software solutions to end-user customers through our distributors, value-added resellers, ISPs, and other third parties, with whom we build and maintain relationships through our territory managers. We leverage a diverse network of over 100 partnerships to generate revenues, and have maintained many of these relationships for over a decade.

Our revenues are primarily generated in the United States, with India generating an increasing share of sales since 2022. FatPipe has invested considerable resources in developing these relationships, and our distribution arrangements are not exclusive with any partner.

In 2023, we began an extensive program to train our sales force to support domestic and international commercial accounts. The program focused on enhancing our partners’ product knowledge and technical capabilities, and has been instrumental in driving sales growth. Further, to minimize barriers during the sales process, FatPipe software solutions are sold off a pre-approved price list and customer contracts between FatPipe and the end-user customer are embedded within the partner’s master agreement. After a sale, FatPipe maintains a direct relationship with the end-user by providing installation, maintenance, and support services.

We plan to replicate our reseller and channel partner model to enter or expand in new markets or geographies. We are currently exploring options to grow our global sales, with emphasis on expansion opportunities within the burgeoning India information technology market. We are in discussions with multiple potential partners in Southeast Asia, which does not include China, to address these local markets. Further, FatPipe is in discussions with potential partners to offer geography specific software license bundles to address these market needs. Customers in different geographies require different licenses and network servers specific to their needs and prices. We plan to expand its presence in Mexico and Asia markets with products and services bundles to address geography specific markets,

Diverse End Customers

FatPipe’s software solutions have been deployed by over 2,500 end-user customers across a diverse set of sectors including education, financial services, government healthcare, hospitality, legal, manufacturing, retail, and transportation and in various deployment models, including hybrid, SaaS, and managed services. The Company’s end-user customers range in size from smaller businesses to Fortune 1000 enterprise users, but its core customer base can be classified as mid-market companies. No end-user customer accounted for over 10% of total revenue in fiscal year 2025 and 2024. Three channel partner that accounted for approximately 53.77% of total revenue during that period and 49.54% of our total revenues in fiscal year ended March 31, 2024. Additionally, one channel partner accounted for 47.34% and 45.09% of our total revenue in fiscal 2025 and 2024, respectively.

Competition

FatPipe faces competition from companies with varying capabilities in SD-WAN, SASE, and NMS, some of which are larger companies with greater access to capital and other resources.

Sales and Marketing

Our marketing strategy is focused on building our brand and driving end-user customer awareness for our solutions. Our internal marketing team is responsible for developing marketing materials and allocating our marketing resources across various channels and activities. We supplement our marketing activities with a variety of sales tools, including product literature, awards, technical materials, training, seminars, conference attendance, webinars, and various other activities.

Software Development (Research and Development)

FatPipe has maintained a robust research and development team of employees, many of whom have 15 or more years of experience with us. We continue to develop new technologies and features that help us maintain or improve our position in the market. We also have enhanced our support database to enable faster resolution of complex problems and to train our engineers to address problems faster, enabling us to grow without the need to linearly add personnel as we scale. We are automating our testing processes to reduce the time to introduce new features and new versions of software to control and manage engineering costs.

Intellectual Property

We primarily rely upon patent, trademark, copyright, and trade secret laws, confidentiality procedures, and contractual provisions to protect our IP and proprietary technology. As of June 30, 2025, we had 13 U.S. patents and seven U.S. trademarks for FatPipe, Inc. and FatPipe Networks Private Limited.

Issued Patents, per data of the United States Patent and Trademark Office (USPTO), as of June 30, 2025

Number	Issue Date	Assignee
6295276	29 September 2001	FATPIPE NETWORKS PRIVATE LIMITED
6493341	10 December 2002	FATPIPE NETWORKS PRIVATE LIMITED
6775235	10 August 2004	FATPIPE NETWORKS PRIVATE LIMITED
7269143	11 September 2007	FATPIPE NETWORKS PRIVATE LIMITED
7444506	28 October 2008	FATPIPE NETWORKS PRIVATE LIMITED
7877510	25 January 2011	FATPIPE NETWORKS PRIVATE LIMITED
8356346	15 January 2013	FATPIPE NETWORKS PRIVATE LIMITED
8780811	15 July 2014	FATPIPE NETWORKS PRIVATE LIMITED
8995252	31 March 2015	FATPIPE NETWORKS PRIVATE LIMITED
10164822	25 December 2018	FATPIPE, INC.
10374830	6 August 2019	FATPIPE, INC.
10819536	27 October 2020	FATPIPE, INC.
10965649	30 March 2021	FATPIPE, INC.

Trademark Registrations, per data of the United States Patent and Trademark Office (USPTO), as of June 30, 2025

Number	Reg. Date	Mark	Last Listed Owner
2236238	30 Mar 1999	FAT PIPE	FATPIPE NETWORKS PRIVATE LIMITED
2696702	11 Mar 2003	MPVPN	FATPIPE NETWORKS PRIVATE LIMITED
2717874	20 May 2003	MPSEC	FATPIPE NETWORKS PRIVATE LIMITED
3568580	27 Jan 2009	SPAM POLICE	FATPIPE NETWORKS PRIVATE LIMITED
4316990	9 Apr 2013	FATPIPE	FATPIPE NETWORKS PRIVATE LIMITED

Recent Developments

Initial Public Offering

On April 7, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with D. Boral Capital LLC, as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, in a firm commitment initial public offering (the “Offering”), an aggregate of 695,656 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial public offering price of $5.75 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-280925), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 19, 2024, as amended, and which was declared effective by the Commission on February 12, 2025. A post effective amendment to the registration statement related to the Offering was filed with the Commission on March 11, 2025, and which was declared effective by the Commission on March 17, 2025.

On April 9, 2025, the Company closed the Offering and the Company issued and sold an aggregate of 791,024 shares of common stock. The total gross proceeds to the Company from the Offering, which does not include a potential exercise of the underwriter’s over-allotment option, and before deducting discounts and expenses, were approximately $4,500,000. The Company received net proceeds of approximately $3,700,000 pursuant to the Offering.

A final prospectus relating to this Offering was filed with the Commission on April 7, 2025. The Common Stock was previously approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “FATN” on April 8, 2025.

Human Capital Management

We have 154 full-time employees as of June 30, 2025, with 57 in the US, 92 in India and 5 in the Philippines. None of our employees are represented by labor unions and we consider our employee relations to be good. Due to our consistent presence as an employer in India, which dates back to 2002, we believe we enjoy a more stable workforce than many technology companies in the region.

We do not currently have any employment agreements with our co-founders or other employees. We plan to structure such agreements once independent board members are elected.

Facilities

FatPipe, Inc. and FatPipe Technologies, Inc. are headquartered in Salt Lake City, Utah. FatPipe Networks (India) Private Limited is headquartered in Chennai, India. We conduct sales, marketing, research and development, and customer support activities from each of these locations.

ITEM 1A. RISK FACTORS

Summary Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.

●	Our operating results are likely to vary significantly and be unpredictable.

●	We rely heavily on our reselling partners and our ability to work with suitable partners may impact our growth plans.

●	If we are unable to develop and introduce new solutions and improve existing solutions in a cost-effective and timely manner, then our competitive position may be negatively impacted and our business, results of operations, and financial condition may be adversely affected.

●	We invest significantly in research and development (“R&D”), and to the extent our R&D efforts are unsuccessful, our competitive position may be negatively impacted and our business, results of operations, and financial condition may be adversely affected.

●	We operate in a highly competitive market.

●	Increases in costs of the materials and other components that we use in our solutions would adversely affect our business, results of operations, and financial condition.

●	Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, increasing or decreasing interest rates, reduced information technology spending or any economic downturn or recession, may adversely impact our business.

●	Our billings, revenue and free cash flow growth may slow or may not continue, and our operating margins may decline.

●	We are dependent on the continued services and performance of our senior management, the loss of any of whom could adversely affect our business, operating results and financial condition.

●	If we are unable to attract, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.

●	We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.

●	If we do not increase the effectiveness of our sales organization, we may have difficulty adding new end-customers or increasing sales to our existing end-customers and our business may be adversely affected.

●	Unless we continue to develop better market awareness of our company and our software solutions, and to improve lead generation and sales enablement, our revenue may not continue to grow.

●	We face competition in our market and we may not maintain or improve our competitive position.

●	If our new software solutions and enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.

●	Demand for our software solutions may be limited by market perception that individual software solutions from one vendor that provide multiple layers of security protection in one offering are inferior to point solution network security solutions from multiple vendors.

●	If functionality similar to that offered by our software solutions is incorporated into our competitors’ existing network infrastructures, our customers may decide against adding our appliances to their network, which would have an adverse effect on our business.

●	Because some of the key components in our network server come from limited sources of supply, we are susceptible to supply shortages, long or uncertain lead times for components, and supply changes, each of which could disrupt or delay our scheduled software deliveries to our customers, result in inventory shortage, cause loss of sales and customers or increase component costs resulting in lower gross margins and free cash flow.

●	The sales prices of our hardware and software solutions may decrease, which may reduce our gross profits and operating margin and may adversely impact our financial results and the trading price of our common stock.

●	The network security market is rapidly evolving and the complex technologies incorporated in our software solutions make them difficult to develop. If we do not accurately predict, prepare for and respond promptly to technological and market developments and changing end-customer needs, our competitive position and prospects may be harmed.

●	Our ability to sell our software solutions is dependent on our quality control processes and the quality of our technical support services, and our failure to offer high-quality technical support services could have a material adverse effect on our sales and results of operations.

●	Our business is subject to the risks of warranty claims, product liability and product defects.

●	Our historical financial information may not be representative of our results as a public company.

●	If our internal enterprise IT networks, on which we conduct internal business and interface externally, our operational networks, through which we connect to customers, vendors and partners systems and provide services, or our R&D networks, our back-end labs and cloud stacks hosted in our data centers, colocation vendors or public cloud providers, through which we research, develop and host software solutions are compromised, public perception of our offerings may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

●	Our proprietary rights may be difficult to enforce and we may be subject to claims by others that we infringe their propriety technology.

●	Claims by others that we infringe their proprietary technology or other litigation matters could harm our business.

●	Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose end-customers in the public sector or negatively impact our ability to contract with the public sector.

●	We are subject to governmental export and import controls that could subject us to liability or restrictions on sales, and that could impair our ability to compete in international markets.

●	Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

●	We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

●	If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

●	We are affected by fluctuations in currency exchange rates, including those in connection with recent inflationary trends in the United States.

●	We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation, exposure to additional tax liabilities or impacts from the timing of tax payments.

●	Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates.

●	As a public company, we will be subject to compliance initiatives that will require substantial time from our management and result in significantly increased costs that may adversely affect our operating results and financial condition.

●	If securities or industry analysts stop publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Global economic uncertainty, an economic downturn, the possibility of a recession, inflation, rising interest rates, weakening software demand caused by political instability, changes in trade agreements and conflicts such as the war in Ukraine, could adversely affect our business and financial performance.

●	Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

Risks Related to Our Business and Financial Position

Our operating results are likely to vary significantly and be unpredictable.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

●	Economic conditions, including macroeconomic and regional economic challenges resulting, for example, from a recession or other economic downturn, increased inflation or possible stagflation in certain geographies, rising interest rates, the war in Ukraine, tensions between China and Taiwan, or other factors;

●	our ability to attract and retain new end-customers or sell additional platform solutions to our existing end-customers;

●	component shortages, including chips and other components, and product inventory shortages, including those caused by factors outside of our control, such as epidemics and pandemics, supply chain disruptions, inflation and other cost increases, international trade disputes or tariffs, natural disasters, health emergencies, power outages, civil unrest, labor disruption, international conflicts, terrorism, wars, such as rising tensions between China and Taiwan, and critical infrastructure attacks;

●	the level of demand for our software solutions may render forecasts inaccurate;

●	supplier cost increases and any lack of market acceptance of our price increases designed to help offset any supplier cost increases;

●	the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to factors such as increased inflation or possible stagflation in certain geographies, fluctuating interest rates, rising tensions between China and Taiwan and other factors;

●	any actual or perceived vulnerabilities in our software solutions, and any actual or perceived breach of our network or our customers’ networks;

●	increased expenses, unforeseen liabilities or write-downs and any negative impact on results of operations from any acquisition or equity investment consummated, as well as accounting risks, integration risks related to software plans and software solutions and risks of negative impact by such acquisitions and equity investments on our financial results;

●	investors’ expectations of our performance relating to environmental, social and governance (“ESG”) and commitment to carbon neutrality;

●	certain customer agreements which contain service-level agreements, under which we guarantee specified availability of our platform and solutions;

●	data security requirements that may be enforced inconsistently in certain jurisdictions;

●	any decreases in demand by customers, including any such decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks;

●	the effectiveness of our sales organization, generally or in a particular geographic region, including the time it takes to hire sales personnel, the timing of hiring and our ability to hire and retain effective sales personnel, as well as our efforts to align our sales capacity and market demand;

●	sales execution risk related to effectively selling to all segments of the market, including small- and medium-sized businesses, government organizations and service providers, and risks associated with the complexity and distraction in selling to all segments, such as increased competition, the unpredictability closing larger enterprise and large organization deals, and the risk that our sales representatives do not effectively sell our software solutions;

●	execution risk associated with our efforts to capture the opportunities related to our identified growth drivers, such as our ability to capitalize on the convergence of networking and security, vendor consolidation of various cyber security solutions, SD-WAN, infrastructure security, security operations, SASE and other cloud security solutions, endpoint protection, Internet of Things (“IoT”) and security opportunities;

●	the timing and degree of our investments in sales and marketing, and the impact of such investments on our operating expenses, operating margin and the productivity, capacity, tenure and effectiveness of execution of our sales and marketing teams;

●	the timing of revenue recognition for our sales, including any impacts resulting from extension of payment terms to distributors and fluctuations in backlog levels, which could result in more variability and less predictability in our quarter-to-quarter revenue and operating results;

●	the level of perceived threats to network security, which may fluctuate from period-to-period;

●	changes in the requirements, market needs or buying practices and patterns of our distributors, resellers or customers;

●	changes in the growth rates of the network security market in particular and other security and networking markets, such as SD-WAN, IoT, switches, access points, security operations, SASE and other cloud solutions for which we and our competitors sell software solutions;

●	the timing and success of new software solutions or enhancements by us or our competitors, or any other change in the competitive landscape of our industry, including consolidation among our competitors, partners or customers;

●	the deferral of orders from distributors, resellers or end-customers in anticipation of new software solutions or enhancements announced by us or our competitors, price decreases or changes in our registration policies, or the acceleration of orders in response to our announced or expected price list increases;

●	increases or decreases in our billings, revenue and expenses caused by fluctuations in foreign currency exchange rates or a strengthening of the U.S. dollar, as a portion of our expenses is incurred and paid in currencies other than the U.S. dollar and the impact such fluctuations may have on the actual prices that our partners and customers are willing to pay for our software solutions and services;

●	compliance with existing laws and regulations;

●	our ability to obtain and maintain permits, clearances and certifications that are applicable to our ability to conduct business with the U.S. federal government, other international and local governments and other industries and sectors;

●	potential litigation, litigation fees and costs, settlements, judgments and other equitable and legal relief granted related to litigation;

●	the impact of cloud-based security solutions on our billings, revenue, operating margins and free cash flow;

●	decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

●	price competition and increased competitiveness in our market, including the competitive pressure caused by software refresh cycles;

●	our ability to both increase revenue and manage and control operating expenses in order to maintain or improve our operating margins;

●	changes in customer renewal rates or attach rates for our software solutions;

●	changes in the timing of our billings, collection for our contracts or the contractual term of the software solutions sold;

●	changes in our estimated annual effective tax rates and the tax treatment of R&D expenses and the related impact of cash from operations;

●	changes in circumstances and challenges in business conditions, including decreased demand, which may negatively impact our channel partners’ ability to sell the current inventory they hold and negatively impact their future purchases of software solutions from us;

●	increased demand for cloud-based services and the uncertainty associated with transitioning to providing such services;

●	our partners having insufficient financial resources to withstand changes and challenges in business conditions;

●	disruptions in our channel or termination of our relationship with important partners, including as a result of consolidation among distributors and resellers of security solutions;

●	insolvency, credit or other difficulties confronting our key channel partners, which could affect their ability to purchase or pay for our software solutions;

●	policy changes and uncertainty with respect to immigration laws, trade policy and tariffs, including increased tariffs applicable to countries where we manufacture our hardware, foreign imports and tax laws related to international commerce;

●	future accounting pronouncements or changes in our accounting policies as well as the significant costs that may be incurred to adopt and comply with these new pronouncements; and

●	legislative or regulatory changes, such as with respect to privacy, information and cybersecurity, exports, the environment, regional component bans, and requirements for local manufacture.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results. This variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

We rely heavily on our reselling partners and our ability to work with suitable partners may impact our growth plans.

Within our partner network, our three and two largest reselling partners accounted for over 53.8% of our total revenues in our fiscal year ended March 31, 2025, and 49.5% of our total revenues in our fiscal year ended March 31, 2024, respectively. We continue to engage with new partners and expand our existing relationships to mitigate customer concentration risk. Additionally, we are in discussions with multiple potential partners in Southeast Asia to address the Southeast Asia market and there are no assurances we will find a suitable qualified partners.

If we are unable to develop and introduce new software solutions and improve existing software solutions in a cost-effective and timely manner, then our competitive position may be negatively impacted and our business, results of operations, and financial condition may be adversely affected.

If we are unable to adapt to rapidly evolving technological advancements and market demands within the enterprise network software sector, our competitive position could be undermined, leading to adverse effects on our business, results of operations, and financial condition. The network software industry is characterized by swift changes in customer preferences, emerging security threats, and evolving performance expectations. Failing to anticipate and address these shifts could result in our solutions becoming outdated or less effective, which may cause customers to seek alternatives from our competitors. Additionally, the complex nature of SD-WAN, SASE, and SIEM solutions demand continuous R&D efforts to ensure compatibility with new networking protocols, hardware platforms, and cloud architectures. Delays or inefficiencies in the development processes could hinder our ability to capture new market opportunities and retain existing customers. Therefore, our inability to proactively develop and introduce innovative solutions, as well as enhance our existing offerings, could weaken our competitive stance and negatively impact our overall business prospects.

We invest significantly in research and development, and to the extent our research and development efforts are unsuccessful, our competitive position may be negatively impacted and our business, results of operations, and financial condition may be adversely affected.

Our success depends heavily on our ability to attract and retain highly skilled and experienced R&D personnel. The network software industry is marked by rapid technological advancements, evolving market trends, and intense competition. If we fail to effectively recruit and retain top-tier R&D personnel, our capacity to innovate, develop new solutions, and enhance existing software solutions may be compromised. Competition for skilled engineers and developers is strong, and an inability to assemble a proficient R&D team could hinder our ability to respond promptly to market demands and stay ahead of technological shifts. Though we mitigate this with our robust talent development pipeline, a shortage of qualified candidates may negatively impact our performance. Furthermore, if key R&D personnel were to leave or if we encounter challenges in maintaining a collaborative and innovative work environment, our research outcomes might suffer, negatively impacting the quality and speed of our software development. In such scenarios, our competitive standing could weaken, potentially leading to a decline in market share, revenue, and overall business performance.

We operate in a highly competitive market.

The intense competition within our market poses a risk to our business operations, financial performance, and overall market position. Our industry is comprised of a number of players, including both established companies and emerging startups. As a result, we face pressure to differentiate our offerings, maintain competitive pricing, and consistently deliver high-quality solutions. If we fail to navigate this competitive landscape, we could experience challenges in acquiring new customers, expanding our market share, and retaining existing customers. Furthermore, the emergence of new competitors or the rapid advancement of alternative technologies could disrupt our current business model. Therefore, our ability to successfully compete is critical to our long-term success.

Increases in costs of the materials and other components that we use in our solutions would adversely affect our business, results of operations, and financial condition.

Fluctuations or increases in the costs of materials and components to our hardware or software solutions pose a risk to our business. When customers cannot host our software solutions, we procure hardware components to deploy to customer sites. Any significant rise in these costs, whether due to supply chain disruptions, market volatility, or external factors, could lead to elevated production expenses and impact our profit margins or customer demand if the cost is passed on. Failure to manage and mitigate these cost pressures could impact profitability or revenue. Additionally, if we are unable to adapt to changing cost dynamics, it could impede our ability to invest in R&D or expansion efforts, further limiting our growth prospects. Therefore, our capability to effectively manage material and component costs is a factor in our operational resilience and long-term financial success.

Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, increasing or decreasing interest rates, reduced information technology spending or any economic downturn or recession, may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our software solutions is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, fluctuating spending environments, a potential recession, the effects of ongoing or increased inflation, possible stagflation in certain geographies, variable interest rates, geopolitical instability and uncertainty, a reduction in information technology spending regardless of macroeconomic conditions, the effects of epidemics and pandemics, and the impact of the war in Ukraine each could have a material adverse impact on our financial condition, results of operations, and our business. Our inability to mitigate any of the foregoing events may result in longer sales cycles, a decrease in prices of our software solutions, increased component costs, higher default rates among our channel partners, reduced unit sales, or a decline in growth.

The existence of inflation in certain economies has resulted in, and may continue to result in, increasing or decreasing interest rates and capital costs, increased component or shipping costs, increased costs of labor, weakening exchange rates and other similar effects. We may not be able to successfully mitigate these risks in a timely manner. These economic challenges may also adversely impact spending patterns by our distributors, resellers and end-customers.

Our billings, revenue and free cash flow growth may slow or may not continue, and our operating margins may decline.

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in demand for our hardware or software solutions, a shift in demand from hardware to software solutions, decrease in revenue growth, increased competition, worldwide or regional economic challenges based on inflation or possible stagflation, a regional or global recession, rising interest rates, the war in Ukraine, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks, lower sales productivity and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this prospectus. Our expenses, as a percentage of total revenue, may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

We are dependent on the continued services and performance of our senior management, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and software solutions. The loss of services of members of senior management, or of any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services or the distraction of our senior management for any reason could adversely affect our business, financial condition and results of operations.

Dr. Bhaskar and Ms. Datta are the primary inventors of our Company’s technology and have been instrumental in developing key partnerships. While our management team also supports the continuing operations, our two founders continue to play a key role in the company and in developing new ideas and building new partnerships.

If we are unable to attract, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.

Hiring and retaining qualified executives, developers, engineers, technical staff, and sales representatives are critical to our business. The competition for highly skilled employees in our industry is increasingly intense. Competitors for technical talent increasingly may seek to hire our employees. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in how we meet our changing workforce needs. To help attract, retain, and motivate qualified employees, we intend to use employee incentives such as share-based awards. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. If our share-based or other compensation programs and workplace culture cease to be viewed as competitive, our ability to attract, retain, and motivate employees would be weakened, which would harm our results of operations. Equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, which we expect to increase over time. Moreover, sustained declines in our stock price can reduce the retention value of our share-based awards. If we do not effectively hire, onboard, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.

Changes in our management team can also disrupt our business. Our management and senior leadership team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes may occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit qualified personnel.

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.

A majority of our operating expenses are for sales and marketing, and R&D activities. Our capital requirements will depend on many factors, including, but not limited to:

●	technological advancements;
●	market acceptance of our solutions and solution enhancements, and the overall level of sales of our software solutions;
●	R&D expenses;
●	our relationships with our customers and partners;
●	our ability to control costs;
●	sales and marketing expenses;
●	enhancements to our infrastructure and systems and any capital improvements to our facilities;
●	working capital for inventory;
●	potential acquisitions of businesses and product lines; and
●	general economic conditions, including, inflation, rising interest rates, and international conflicts and their impact on the tech industry in particular.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders may be diluted. Additional financing may not be available on favorable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, develop or enhance our solutions, expand our sales and marketing programs, take advantage of future opportunities, or respond to competitive pressures.

Risks Related to Our Sales and End-Customers

If we do not increase the effectiveness of our sales organization, we may have difficulty adding new end-customers or increasing sales to our existing end-customers and our business may be adversely affected.

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional software solutions and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of our sales strategy, sales execution, and sales personnel selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base or sales personnel do not effectively sell our Enhanced Platform Technology software solutions, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

In addition, in light of macroeconomic trends and in the event of sales execution challenges for any reason, we may face excess sales capacity, low sales productivity generally, and a decline in productivity in our sales organization. If we are not able to align our sales capacity and market demand, or if the productivity of our sales organization decreases, our operating results and financial condition could be harmed.

Unless we continue to develop better market awareness of our company and our software solutions, and to improve lead generation and sales enablement, our revenue may not continue to grow.

Increased market awareness of our capabilities and software services and increased lead generation are essential to our continued growth and our success in all of our markets, particularly the market for sales to large businesses, service providers and government organizations. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or our marketing programs are not successful in continuing to create market awareness of our company and software solutions or increasing lead generation, in growing billings for our broad software solutions or if we experience turnover and disruption in our sales and marketing teams, we may not be able to achieve sustained growth, and our business, financial condition and results of operations may be adversely affected.

Risks Related to Our Industry, Customers, Software and Services

We face competition in our market and we may not maintain or improve our competitive position.

The market for network security software solutions is competitive and dynamic and we expect to face competitors across different cybersecurity markets.

Some of our existing and potential competitors enjoy competitive advantages such as:

●	greater name recognition and/or longer operating histories;

●	larger sales and marketing budgets and resources;

●	broader distribution and established relationships with distribution partners and end-customers;

●	access to larger customer bases;

●	greater customer support resources;

●	greater resources to make acquisitions;

●	stronger U.S. government relationships;

●	lower labor and development costs; and

●	substantially greater financial, technical and other resources.

In addition, certain of our larger competitors have broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our software solutions. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can.

Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services, and leverage new business models, that are equal or superior to ours, achieve greater market acceptance of their products and services, disrupt our markets, and increase sales by utilizing different distribution channels than we do. In addition, current or potential competitors may be acquired by third parties with greater available resources, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our software solutions and services. As our customers refresh the security products bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase products from our competitors on an ongoing basis. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

If our new software solutions and enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.

We spend substantial amounts of time and money to internally develop software solutions and enhance versions of our software in order to incorporate additional features, improved functionality or other enhancements in order to meet our customers’ rapidly evolving demands for network security in our highly competitive industry. When we develop a software solution, or an enhanced version of an existing software, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced software solutions, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.

Our new hardware, software solutions or enhancements could fail to attain sufficient market acceptance for many reasons, including:

●	delays in releasing our new hardware, software solutions or enhancements to the market;

●	failure to accurately predict market demand in terms of hardware and software functionality and to supply hardware and software solutions that meet this demand in a timely fashion;

●	failure to have the appropriate R&D expertise and focus to make our top strategic software solutions successful;

●	failure of our sales force and partners to focus on selling new hardware and software solutions;

●	inability to interoperate effectively with the networks or applications of our prospective end-customers;

●	inability to protect against new types of attacks or techniques used by hackers;

●	actual or perceived defects, vulnerabilities, errors or failures;

●	negative publicity about their performance or effectiveness;

●	introduction or anticipated introduction of competing products and services by our competitors;

●	poor business conditions for our end-customers, causing them to delay IT purchases;

●	changes to the regulatory requirements around security; and

●	reluctance of customers to purchase software solutions that incorporate open-source software.

If our new hardware, software solutions or enhancements do not achieve adequate acceptance in the market, our competitive position will be impaired, our revenue will be diminished and the effect on our operating results may be particularly acute because of the significant research, development, marketing, sales and other expenses we incurred in connection with our offerings.

Demand for our software solutions may be limited by market perception that individual software solutions from one vendor that provide multiple layers of security protection in one offering are inferior to point solution network security solutions from multiple vendors.

Sales of many of our software solutions depend on increased demand for incorporating broad security functionality into one application. If the market for these solutions fails to grow as we anticipate, our business will be negatively impacted. Target customers may view “all-in-one” network security solutions as inferior to security solutions from multiple vendors based on their perception that security functions from one vendor restrict users from choosing amongst the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, our solutions create a “single point of failure” in their networks, which means that an error, vulnerability or failure of our offerings may place the entire network at risk. In addition, the market perception that “all-in-one” solutions may be suitable only for small and medium-sized businesses because such solution lacks the performance capabilities and functionality of other solutions may harm our sales to large businesses, service provider and government organization end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with our market in general, demand for multi-security functionality software solutions could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further, a successful and publicized targeted attack against us, exposing a “single point of failure”, could significantly increase these concerns and perceptions and may harm our business and results of operations.

If functionality similar to that offered by our software solutions is incorporated into our competitors’ existing network infrastructure products, our customers may decide against adding our appliances to their network, which would have an adverse effect on our business.

Large, well-established providers of networking equipment and may continue to introduce, network security features that compete with our software solutions, either in standalone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our software solutions. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our software solutions, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, financial condition and results of operations will be adversely affected.

Because some of the key components in our hardware come from limited sources of supply, we are susceptible to supply shortages, long or uncertain lead times for components, and supply changes, each of which could disrupt or delay our scheduled software deliveries to our customers, result in inventory shortage, cause loss of sales and customers or increase component costs resulting in lower gross margins and free cash flow.

Our contract manufacturers currently purchase several key parts and components for our hardware from limited sources of supply. We are therefore subject to the risk of shortages or uncertain lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our software. We have in the past experienced uncertain lead times for certain components. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our solutions. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

If we are unable to obtain sufficient quantities of hardware, we may have to find alternate sources. This could result in a delay and cancellation of orders, lost sales, reduced gross margins or damage to our end-customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if actual demand does not directly match with our demand forecasts, due to our purchase order commitments, we could be required to accept or pay for components and finished goods. This may result in us discounting our hardware or excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins. Our reliance on a limited number of suppliers involves several additional risks, including:

●	a potential inability to obtain an adequate supply of required parts or components when required;

●	financial or other difficulties faced by our suppliers;

●	infringement or misappropriation of our intellectual property (“IP”);

●	price increases;

●	failure of a component to meet environmental or other regulatory requirements;

●	failure to meet delivery obligations in a timely fashion;

●	failure in component quality; and

●	inability to deliver software on a timely basis.

The occurrence of any of these events would be disruptive to us and could seriously harm our business. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled hardware deliveries to our distributors, resellers and end-customers. This could harm our relationships with our channel partners and end-customers and could cause delays in the installation of our software solutions and adversely affect our results of operations. In addition, increased component costs could result in lower gross margins.

The sales prices of our hardware and software solutions may decrease, which may reduce our gross profits and operating margin and may adversely impact our financial results and the trading price of our common stock.

The sales prices for our software solutions may decline for a variety of reasons or the mix of our offerings may change, resulting in lower growth and margins based on a number of factors, including competitive pricing pressures, discounts or promotional programs we offer, a change in our available offerings and anticipation of the introduction of new software solutions. We have recently conducted such price decreases. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products and services that compete with ours in order to promote the sale of other products or services or may bundle them with other products or services. Additionally, although we price our software solutions and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past, and may in the future, negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our hardware and software solutions will decrease over product life cycles. We cannot ensure that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that those offerings, if introduced, will enable us to maintain our prices, gross profits and operating margin at levels that will allow us to maintain profitability.

The network security market is rapidly evolving and the complex technology incorporated in our software solutions make them difficult to develop. If we do not accurately predict, prepare for and respond promptly to technological and market developments and changing end-customer needs, our competitive position and prospects may be harmed.

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. In addition, computer hackers and others who try to attack networks employ increasingly sophisticated techniques to gain access to and attack systems and networks. The technology in our software solutions is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new offerings and enhancements may require us to develop new hardware architectures that involve complex, expensive and time-consuming R&D processes. Although the market expects rapid introduction of new software solutions and to respond to new threats, the development of these solutions is difficult, the timetable for their commercial release and availability is uncertain, and there can be long time periods between releases and availability of new software solutions. We have in the past and may in the future experience unanticipated delays in the availability of new offerings and fail to meet previously announced timetables for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing, releasing and making available on a timely basis new software solutions or enhancements that can respond adequately to new security threats, our competitive position and business prospects may be harmed.

Our ability to sell our software solutions is dependent on our quality control processes and the quality of our technical support services, and our failure to offer high-quality technical support services could have a material adverse effect on our sales and results of operations.

Once our software solutions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our partners and other third parties, to resolve any issues relating to our software. If we, our partners, or other third-parties do not effectively assist our customers in planning, deploying and operating our software, successfully help our customers resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional software solutions to existing customers may be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, and service providers or government organization end-customers, require higher levels of support than smaller end-customers because of their more complex deployments and more demanding environments and business models. If we, our channel partners or other third parties fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with large businesses, service providers and government organizations. Our failure to maintain high-quality support services could have a material adverse effect on our business, financial condition and results of operations and may subject us to litigation, reputational damage, loss of customers and additional costs.

Our business is subject to the risks of warranty claims, product returns, product liability and software defects.

Our software solutions are complex and, despite testing prior to their release, have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Software errors have affected the performance and effectiveness of our software solutions and could delay the development or release of new offerings or new versions of our software. This may adversely affect our reputation and our end-customers’ willingness to buy software from us, result in litigation and disputes with customers, and adversely affect market acceptance or perception of our software solutions. Any such errors or delays in releasing new software solutions or new versions of our software or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning our software, cause us to lose significant end-customers, subject us to litigation, litigation costs and liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Our software solutions must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our offerings, could delay or reduce market acceptance of our software solutions and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition, and results of operations.

Although we generally have limitation of liability provisions in our standard terms and conditions of sale and back-to-back warranty from our hardware vendors, they may not fully or effectively protect us from claims if exceptions apply or if the provisions are deemed unenforceable, and in some circumstances, we may be required to indemnify a customer in full, without limitation, for certain liabilities, including liabilities that are not contractually limited. The sale and support of our software solutions also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our software, but our insurance coverage may not adequately cover any claim asserted against us, if at all, and in some instances may subject us to potential liability that is not contractually limited. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

Our historical financial information may not be representative of our results as a public company.

The historical combined financial information included in this prospectus may not necessarily reflect our results of operations, financial position, and cash flows in the future or what they would have been had we been a public company during the fiscal years presented. Our historical financial data presented in this prospectus includes costs of our business, which may not, however, reflect the expenses we would have incurred as a public company for the fiscal years presented. Actual costs that may have been incurred if we had operated as a public company would depend on a number of factors, including the chosen organizational structure, the outsourcing of certain functions, and other strategic decisions.

Risks Related to Our Systems and Technology

If our internal enterprise IT networks, on which we conduct internal business and interface externally, our operational networks, through which we connect to customers, vendors and partners systems and provide services, or our research and development networks, our back-end labs and cloud stacks hosted in our data centers, colocation vendors or public cloud providers, through which we research, develop and host software solutions are compromised, public perception of our offerings may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, we are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, advanced persistent threats from sophisticated actors and other cyber-attacks and similar disruptions from unauthorized access to our internal networks, systems or websites. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites will provide adequate security. Moreover, because we provide network security software, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our software and customers’ data and privacy, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our software, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data.

Although we take numerous measures and implement multiple layers of security to protect our networks, we cannot guarantee that our security software, processes and services will secure against all threats. Further, we cannot be sure that third parties have not been, or will not in the future be, successful in improperly accessing our systems and our customers’ systems, which could negatively impact us and our customers. An actual breach could significantly harm us and our customers, and an actual or perceived breach, or any other actual or perceived data security incident, threat or vulnerability, that involves our supply chains, networks, systems or websites and/or our customers’ supply chains, networks, systems or websites could adversely affect the market perception of our software and services and investor confidence in our company. We could also be subject to liability and litigation and reputational harm and our partners and end-customers may be harmed, lose confidence in us and decrease or cease using our software solutions and services. Any breach of our internal networks, systems or websites could have an adverse effect on our business, operating results and stock price.

Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.

We have experienced growth and increased demand for our software solutions and subscriptions since 2020. As we have grown, our number of end-customers has increased, and we have managed more complex deployments of our software solutions and subscriptions with larger end-customers. The growth and expansion of our business and software, subscriptions, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.

We may not be able to successfully implement, scale, or manage improvements to our systems, processes, and controls in an efficient or timely manner, which could result in material disruptions of our operations and business. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls, or in connection with third-party software licensed to help us with such improvements. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, disrupt our existing end-customer relationships, reduce demand for or limit us to smaller deployments of our software, or materially harm our business performance and operating results.

Risks Related to Our Intellectual Property

Our proprietary rights may be difficult to enforce and we may be subject to claims by others that we infringe their propriety technology.

We rely primarily on patent, trademark, copyright and trade secrets laws and confidentiality procedures and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or software. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. As a result, we may not be able to obtain adequate patent protection or effectively enforce our issued patents.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or software is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time to time, legal action by us may be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative software that have enabled us to be successful to date.

Further, our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. We hold 13 U.S. patents, and provisional patent filings.

In addition to patent laws, we rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with channel partners, distributors, other customers and suppliers, proprietary information agreements with our employees and consultants, and other similar measures. Our primary trademarks are for our name and software names. We cannot be certain that we will be successful in protecting our proprietary rights. While we believe our patents, patent applications, software and other proprietary know-how have value, changing technology makes our future success dependent principally upon our ability to successfully achieve continuing innovation.

Litigation may be necessary in the future to enforce our proprietary rights, to determine the validity and scope of the proprietary rights of others, or to defend us against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease marketing or using certain software, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the cost of addressing any IP litigation claim, both in legal fees and expenses, as well as from the diversion of management’s resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on our business, financial condition, and results of operations.

Claims by others that we infringe their proprietary technology or other litigation matters could harm our business.

Patent and other IP disputes are common in the software related technology industry. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies, non-practicing entities or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.

Alternatively, we may be required to develop non-infringing technology, which could require significant time, effort and expense, and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from providing certain software solutions that requires us to pay substantial damages (including treble damages if we are found to have willfully infringed such claimant’s patents or copyrights), royalties or other fees. Any of these events could seriously harm our business, financial condition and results of operations.

Other Risks Related to Our Business and Financial Position

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose end-customers in the public sector or negatively impact our ability to contract with the public sector.

Our business is subject to regulation by various federal, state, regional, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, data privacy laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may vary from those in the United States. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, government permit and clearance requirements and other risks. Failure to comply with these requirements or to obtain and maintain government permits and clearances required to do certain business, by either us or our channel partners, could subject us to investigations, fines, suspension, limitations on business or debarment from doing business with the U.S. government or one of its divisions, as well as other penalties, damages and reputational harms, which could have an adverse effect on our business, operating results, financial condition and prospects. Any violations of regulatory and contractual requirements could result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

These laws, regulations and other requirements impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our IP and temporary suspension, permanent debarment from government contracting, or other limitations on doing business. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have an adverse effect on our business and operating results.

We are subject to governmental export and import controls that could subject us to liability or restrictions on sales, and that could impair our ability to compete in international markets.

Because we incorporate encryption technology into our software solutions, certain of our software are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception, or may be prohibited altogether from export to certain countries. If we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our partners fail to obtain appropriate import, export or re-export licenses or permits (e.g., for stocking orders placed by our partners), we may also be adversely affected through reputational harm and penalties and we may not be able to provide support related to appliances shipped pursuant to such orders. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons, such as the sanctions and trade restrictions that have been implemented against Russia and Belarus. Even though we take precautions to prevent our hardware from being shipped to U.S. sanctioned targets, our hardware could be shipped to those targets by our partners, despite such precautions. Any such shipment could have negative consequences including government investigations and penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our software or could limit our customers’ ability to implement our software solutions in those countries. Changes in our hardware and software or changes in export and import regulations may create delays in the introduction of our hardware and software solutions in international markets, or, in some cases, prevent the export or import of our software to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our software solutions by, or in our decreased ability to export or sell our software solutions to, existing or potential customers with international operations. Any decreased use of our hardware and software or limitation on our ability to export or sell our hardware and software would likely adversely affect our business, financial condition and results of operations.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

If we fail to satisfy the expectations of investors, customers, employees, and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted. In addition, the SEC has also proposed a draft rule that requires climate disclosures in financial filings. To the extent the SEC proposal becomes effective for our Company, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

As of March 31, 2025, we incurred an aggregate of $5,000,000 of indebtedness outstanding under the Fortis Bank replacement loan.

Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

● increasing our vulnerability to downturns in our business, competitive pressures, and adverse economic and industry conditions;

● requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, share repurchases and acquisitions; and

● limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries;

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital, operating or investment expenditures. Such measures may not be sufficient to enable us to service our debt.

The repayment obligations under the outstanding debt may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to pay the note prior to their scheduled maturity, it could have a negative impact on our cash position and liquidity and impair our ability to invest financial resources in other strategic initiatives.

In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our debt, as well as affect our ability to obtain additional financing in the future and may negatively impact the terms of any such financing.

Risks Related to Finance, Accounting and Tax Matters

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, deferred contract costs and commission expense, accounting for business combinations, contingent liabilities and accounting for income taxes.

We are affected by fluctuations in currency exchange rates, including those in connection with recent inflationary trends in the United States.

We are exposed to both adverse and advantageous movements in currency exchange rates. Our functional currency is the U.S. dollar, and we incur financial expenses in connection with fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in United States dollars and, to a much lesser extent, the Indian Rupee, and other currencies. Although most of our sales occur in U.S. dollars, and our financial results are reported in U.S. dollars, a portion of our payroll and other operating expenses are accrued in Indian Rupees. An increase in the value of the dollar will increase the real cost to our customers of our solutions in those markets outside the U.S. where we sell in dollars. Changes in exchange rates would adversely affect our business, results of operations, and financial condition.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation, exposure to additional tax liabilities or impacts from the timing of tax payments.

We are subject to taxes in the United States and other foreign jurisdictions. Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control. These include:

●	the mix of earnings in countries with differing statutory tax rates or withholding taxes;

●	changes in the valuation of our deferred tax assets and liabilities;

●	transfer pricing adjustments;

●	increases to corporate tax rates;

●	changes in availability of tax credits and/or tax deductions;

●	the timing of tax payments;

●	tax costs related to intercompany realignments;

●	tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our provision for income taxes for the period in which the settlement takes place; and

●	changes in accounting principles, court decisions, tax rulings, and interpretations of or changes to tax laws, and regulations by international, federal or local governmental authorities.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates.

Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits or our effective tax rate in a given jurisdiction differs from our estimate, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations. Additionally, our actual tax rate may be subject to further uncertainty due to potential changes in U.S. and foreign tax rules.

The Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued and continues to issue guidelines and proposals that change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

Risks Related to Ownership of Our Common Stock

As a public company, we are subject to compliance initiatives that will require substantial time from our management and result in significantly increased costs that may adversely affect our operating results and financial condition.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of March 31, 2024, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2025 or future periods and there can be no assurance that, in the future, our internal controls over financial reporting will be effective or deemed effective. The Company has put in place internal procedures to conduct secondary reviews of financial statements and enhanced internal controls. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

If securities or industry analysts stop publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not maintain adequate research coverage, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business or if our results or forecasts fail to meet the expectations of research analysts and investors, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline. If securities analysts publish inaccurate positive information, stockholders could buy our stock and the stock price may later decline.

General Risks

Global economic uncertainty, an economic downturn, the possibility of a recession, inflation, rising interest rates, weakening product demand caused by political instability, changes in trade agreements and conflicts such as the war in Ukraine, could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine, and economic challenges caused by the economic downturn, any resulting recession, inflation or rise in interest rates has resulted, and may continue to result, in weakened demand for our software solutions and difficulty in forecasting our financial results. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with Russia, China and other countries. The continuing effect of any or all of these events could adversely impact demand for our software solutions, harm our operations and weaken our financial results.

In addition, the U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the United States significantly increased in 2023 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results and financial condition. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (“SVB”) was put into receivership by the Federal Deposit Insurance Corporation and subsequently sold. Other banks at risk of failure have been subsequently sold, including First Republic Bank in May 2023, and there is concern that more banks could be at risk of the same fate. Continued instability in the global banking system may negatively impact us or our customers, including our customers’ ability to pay for our platform, and adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets and economy.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, as well as significant costs incurred or that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which could have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.

Management will continue to make judgments and assumptions based on our interpretation of new standards. If our circumstances change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Further, marketable equity investments are required to be measured at fair value (with subsequent changes in fair value recognized in net income), which may increase the volatility of our earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

During the year ended March 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

We do not own any real property. We entered into a lease for our current corporate office space at 392 East Winchester (6400 South), Murray, UT 84,107 in November 2018. The lease included a 5-year term, beginning February 2019, and ending January 2024. The term of the Lease is extended for a period of four (4) years, commencing on July 1, 2024, and expiring on June 30, 2028. Tenant shall retain the Renewal Option of the Lease to extend the Term for five (5) years, The office space occupies approximately 73,636 square feet. The lease required a security deposit of $27,200.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows, except as otherwise set forth below. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

As of the date of this Annual Report, we are not the subject of any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on Nasdaq under the symbol “FATN.”

Common Stock and Preferred Stock Outstanding and Holders of Record

As of June 30, 2025, there were approximately 117 stockholders of record holding 13,817,488 shares of our common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Our ability to pay cash dividends is subject to limitations imposed by applicable federal and state law, as well as the Celtic Promissory Note (as defined below).

Additionally, in accordance with the Company’s outstanding debt, there are certain restrictions on the Company’s ability to pay any dividends on the Company’s stock (other than dividends payable in its stock), provided, that notwithstanding the foregoing, but only so long as no Event of Default (as defined in the Celtic Promissory Note) has occurred and is continuing or would result from the payment of dividends, if the Company is a “Subchapter S Corporation” (as defined in the Internal Revenue Code of 1986, as amended), the Company may pay cash dividends on its stock to its shareholders from time to time in amounts necessary to enable the shareholders to pay income taxes and make estimated income tax payments to satisfy their liabilities under federal and state law which arise solely from their status as Shareholders of a Subchapter S Corporation because of their ownership of shares of the Company’s stock, or purchase or retire any of the Company’s outstanding shares or alter or amend the Company’s capital structure.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this Annual Report.

Initial Public Offering Use of Proceeds

On April 7, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with D. Boral Capital LLC, as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, in a firm commitment initial public offering (the “Offering”), an aggregate of 695,656 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial public offering price of $5.75 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-280925), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 19, 2024, as amended, and which was declared effective by the Commission on February 12, 2025. A post effective amendment to the registration statement related to the Offering was filed with the Commission on March 11, 2025, and which was declared effective by the Commission on March 17, 2025.

On April 9, 2025, the Company closed the Offering and the Company issued and sold an aggregate of 791,024 shares of common stock. The total gross proceeds to the Company from the Offering, which does not include a potential exercise of the underwriter’s over-allotment option, and before deducting discounts and expenses, were approximately $4,500,000. The Company received net proceeds of approximately $3,700,000 pursuant to the Offering.

A final prospectus relating to this Offering was filed with the Commission on April 7, 2025. The Common Stock was previously approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “FATN” on April 8, 2025.

Recent Sales of Unregistered Securities

The Company issued 577,176 shares to certain existing shareholders in exchange for shares of common stock in a 1:1 ratio to eliminate the income attributable to non-controlling interests. The total number of outstanding shares increased from 12,449,308 to 13,026,464.

Company Purchases of Equity Securities

None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this prospectus. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this prospectus.

Overview

FatPipe is a pioneer in enterprise-grade, application-aware, secure SD-WAN solutions for organizations, including enterprises, communication service providers, security service providers, government organizations, and other middle-market companies. FatPipe also develops FatPipe Total Security 360, a comprehensive cybersecurity and Security Information and Event Management product. FatPipe announced this solution in April 2025. We sell our software solutions to a diverse group of end-users predominately on a subscription basis, and rely on our network of distributors, value-added resellers, ISPs, and other third parties for distribution. We typically maintain a contractual relationship directly with the end-user customer and provide product deployment and ongoing support. We sell our products in the U.S. and South Asia.

FatPipe’s fiscal year ends March 31st.

Components of Results of Operations

Revenue

FatPipe derives its revenues from the sale of its software solutions and services, which include an integrated suite of SD-WAN, security and network management capabilities. These solutions are delivered to customers on commodity network servers, or virtually for deployment in public, private or hybrid cloud environments. Revenues are reported net of marketing development funds provided to our distribution partners for sales and marketing support. FatPipe Technologies, FatPipe’s subsidiary and consulting group, generally provides consulting, staffing, and engineering services on a project basis.

The Company launched software licenses that resulted in increased market acceptance and accelerated revenue growth. Our customer contracts generally range from 36 – 60 months and are typically billed on a monthly basis; however, the accounting treatment varies based on the nature of the service. The majority of our revenue is recognized at a point-in-time once the software solution has been delivered or ownership has been transferred, and our performance obligations have been satisfied. For clarity, the Company delivers software licenses that are valid for the duration of the contract term (i.e., 36-60 months) along with the product. Therefore, the Company recognizes the software license revenue at the time of delivery or transfer of control. At that point, the performance obligation for the software license has been satisfied. The contract value is recorded as contracts receivable and is transferred to accounts receivables upon invoicing the customer. The Company’s contracts receivable is classified as accounts receivable when the Company’s right to consideration becomes unconditional. The remaining obligation of the contract value is recorded as contract liability. Our deferred revenue consists of the amounts from the service portion of the contract and is amortized pro-rata over the term of the service agreement. For further details on our revenue recognition policies, please refer to the notes to the consolidated financial statements incorporated in this document.

Cost of Revenue

The cost of revenue includes all costs associated with the network server components, as well as the costs of cloud hosting services used for the delivery of our software solutions and services.

Gross Profit

Gross profit represents the difference between revenue and cost of revenue. Cost of revenue primarily includes the cost of the network server hardware that is used in certain instances to deliver our software solutions. Gross profit is impacted by our software solutions’ average selling price and the revenue mix between solutions and services. We do not use custom hardware and historically have not been constrained by access to adequate supplies of hardware required to support our sales. The costs of revenue include all costs associated with network server components as well as costs associated with providing services to our customers, including costs associated with hosting our services through Amazon Web Services.

Operating Expenses

Our operating expenses consist of marketing and sales (M&S) expense, general and administrative (“G&A”) expense and product development and expense. Historically, we have not capitalized any material portion of our product development expense, and we do not have a stock-based compensation plan in place for our employees.

Marketing and Sales Expense

Marketing and sales expenses include the costs associated with our sales and product marketing professionals and marketing expenses in support of our distribution partners and direct sales efforts. We incur expenses for such activities as co-marketing, trade show support, travel, promotional materials, and product training.

General and Administrative Expense

Our G&A expenses primarily include the direct costs associated with corporate functions such as accounting, human resources, administrative support, legal and professional fees, and rent and provisions for bad debt. Additionally, intangible charges, such as depreciation and amortization expenses, are included in G&A. Depreciation and amortization expenses are primarily related to the amortization of our intellectual property and capitalized leases. We expect that G&A expenses will increase in absolute dollars as we hire additional personnel, improve our information technology infrastructure, and incur other costs for the compliance requirements of operating as a public company.

Product Development Expense

FatPipe invests in ongoing research and development as a core component of its product innovation. These expenses consist primarily of the direct costs of engineers and technicians who design and test our highly complex software solutions. We record all research and development R&D expenses as incurred. Our research and development teams are primarily located at our main offices in Salt Lake City, Utah and Chennai, India.

Operating Results

Operating results reflect the income from operations derived from the sale of our software solutions and services with adjustments for non-operating income and expenses such as interest expense, interest income, and foreign exchange losses/gains resulting from our India operations.

Results of Operations

For the year ended March 31, 2025 and March 31, 2024

The following table sets for our results of operations for the years ended March 31, 2025 and 2024:

FatPipe Inc and Subsidiaries

Consolidated Statement of Operations and Comprehensive Income

	Year Ended
	March 31,
	2025	2024

Revenues	$16,288,881	$17,860,909
Cost of revenues	1,061,647	1,069,574
Gross profit	15,227,234	16,791,335

Operating expenses:
Sales and marketing	3,753,948	3,396,136
General and administrative	3,422,596	3,151,924
Product development	1,787,128	1,737,588
Employee cost	2,791,816	2,867,360
Total operating expenses	11,755,488	11,153,008

Income from operations	3,471,746	5,638,327

Other income (expense), net:
Interest income	42,688	27,261
Other income	1,831	207,661
Foreign exchange gain/(loss)	101,383	27,185
Interest expense	(329,892)	(302,124)
Total other income (expense), net	(183,990)	(40,017)

Income before benefit/(provision) for taxes	3,287,756	5,598,310
Income tax benefit/(provision)	(1,294,312)	(1,436,085)
Deferred tax asset / (liability)	(40,550)	117,455
Net income	1,952,894	4,279,680
Less: Net income attributable to non-controlling interests	(13,514)	(87,025)
Net income attributable to stockholders	$1,966,408	$4,366,705

Net income per common share - basic and diluted	$0.15	$0.35
Weighted average common shares outstanding - basic and diluted	12,858,852	12,449,308

Net income	$1,952,894	$4,279,680
Other comprehensive income
Foreign currency translation adjustment	(153,822)	211,952
Total other comprehensive income, net of tax	(153,822)	211,952
Comprehensive income	1,799,072	4,491,632
Comprehensive income (loss) attributable to non-controlling interests	(13,139)	(77,636)
Comprehensive income attributable to stockholders	$1,812,211	$4,569,268

Comparison of for the Years Ended March 31, 2023 and 2024

Revenue

In the fiscal year ended March 31, 2025, net revenue was $16,288,881, a decrease of $1,572,028, or 9%, from the prior fiscal year ended March 31, 2024. Product and service revenue of $13,816,399 decreased by 7.91% over the prior fiscal year. The decrease in revenue was primarily due to decreased sales of our software solutions and services due to management’s focus on the yearlong interactive process for obtaining SEC approval for the IPO. Additionally, consulting revenue decreased by $385,510 due to the timing of consulting engagements.

Cost of Revenue

In the fiscal year ended March 31, 2025, our cost of revenue was $1,061,647, a decrease of $7,927, or 0.74% from the fiscal year ended March 31, 2024. Cost of revenue decreased as hardware product costs were lower. The cost of revenue includes costs associated with providing services to our customers, such as costs associated with hosting our cloud services.

Gross Profit and Gross Margin

In the fiscal year ended March 31, 2025, our gross profit was $15,227,234 a decrease of $1,564,101 or 9%, from the fiscal year ended March 31, 2024. The decrease in gross profit reflects a decrease in net revenue as well as higher cost of revenue primarily attributable to increased hardware product costs.

Our gross margin decreased from 94% in the fiscal year ended March 31, 2024 to 93% for the fiscal year ended March 31, 2025.

Marketing and Sales Expense

In the fiscal year ended March 31, 2025, our marketing and sales expense was $3,753,948, an increase of $357,812, or 10.5%, compared to the prior fiscal year. This was primarily due to an increase in staff, advertising and other promotional efforts in the fiscal year ended March 2025.

General and Administrative Expense

In the fiscal year ended March 31, 2025, our general and administrative expense was $3,422,596, an increase of $270,672, or 08.59%, compared to the prior fiscal year. The increase was primarily due to higher professional fees, provision for cancellations, and costs related to the IPO.

Product Development Expense

Product development expense in the fiscal year ended March 31, 2025, was $1,787,128 an increase of $49,540 or 3% compared to the prior fiscal year, as the Company continued its development plans for its cybersecurity products.

Employee Cost Expense

Employee cost expenses in the fiscal year ended March 31, 2025, were $2,791,816, a decrease of $75,544 or a 3% decrease compared to the prior fiscal year. The decrease in employee cost expense is attributable to the decrease in professional services revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense in the fiscal year ended March 31, 2025 was $545,709, a decrease of $153,548, or 22%, compared to the prior fiscal year. These expenses are categorized under general and administrative expenses.

Non-operating Income (Expenses)

Interest income during the fiscal year ended March 31, 2025 was $42,688, an increase of $15,427, compared to the prior fiscal year. This increase was primarily due to an increase in the interest rates on cash.

Other income during the fiscal year ended March 31, 2025 was $1,831, a decrease of 205,830, or 99%, compared to the prior fiscal year due to recovery of receivables originally set aside as potential bad debt in 2024.

Interest expense during the fiscal year ended March 31, 2025 was $329,892, an increase of $27,768, or 9%, compared to the prior fiscal year. This increase was due to the higher interest rates and the increase in the debt balance.

The foreign exchange gain/(loss) results from currency conversion from U.S. dollars to Indian rupees.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations and a credit line are our primary source of liquidity for funding our strategic business requirements.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents, together with the cash raised from the public offering of our common stock conducted in April 2025. Our capital requirements, including but not limited to, servicing our lease obligations and fixed asset purchases, will depend on many factors, including our growth rate and the timing and extent of operating expenses.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements involving commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, cash requirements or capital resources.

As the company expands in the India and South Asian market, the Company can expect a lower gross margin from sales in that cost sensitive region. Further, the impact on margins will be offset by lower costs of sales, as the wages in that region are also lower than in the U.S. Also, general economic conditions, the demand for the Company’s offerings and changes in customer preferences in the future may have an impact on the revenue and income. In the future as the Company exhausts its Net Operating Losses from the past, it will be expected to pay income taxes.

Debt

On January 25, 2023, the Company entered into a three-year term loan with a local bank that is secured by substantially all assets of the Company with a corporate guarantee given by subsidiary - FatPipe Networks Private Limited. The loan is repayable in full during the Fiscal year 2025-26. The Company has received $2.5 million of the $5 million loan sanctioned by the bank. Interest rate is at current value of index and additional 4.25% above the bank’s reference rate (interest rate per annum determined by bank as its three-year cost of funds, at time of signing) which works out to 12% as on the reporting date.

In November 2024, the Company received an additional $500,000 in proceeds from the bank pursuant to an additional draw.

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of Directors of the Company, along with a personal guarantee given by them and a Trust, where the directors are trustees. During the year ended March 31, 2025, the Company made principal payments totaling $27,913.

Future maturities of long-term debt are as follows:

Year Ended March 31,
2026	329,770
2027	359,811
2028	392,588
2029	428,352
2030	467,373
Thereafter	2,994,193
Total principal repayments	4,972,087
Less: Current portion	329,770
Long-term portion of notes payable	$4,642,317

Interest expense was $329,892 and $302,124 for the years ended March 31, 2025 and 2024, respectively.

Short Term Debt

On June 15, 2023, the Company received an interest free loan of $120,000 from Stay in Business Inc., repayable on demand. During the year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement.

Cash Flows

The following table sets forth certain combined statements of cash flow data:

	Year Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$1,952,894	$4,279,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	545,709	699,257
Allowance for contract receivables	272,057	262,167
Allowance for accounts receivables	443,804	88,592
Loss on sale of asset	-	49,067
Bad debts written off during the year	52,942	54,754
Reversal of allowances accounts receivables	-	(197,024)
Changes in operating assets and liabilities:
Accounts receivable	(1,098,120)	(689,481)
Contracts receivable	(3,447,334)	(6,796,849)
Inventories	(306,155)	242,428
Other current assets	(83,984)	420,932
Accounts payable	19,724	176,419
Other non-current liabilities	981	116,007
Other assets	192,171	(78,798)
Accrued expenses and other current liabilities	1,480,674	929,038
Operating lease liability, net	15,633	410,424
Deferred revenue	(160,780)	(330,038)
Net cash used in operating activities	(504,124)	(363,425)

Cash Flows From Investing Activities
Purchase of equipment	(16,762)	(19,188)
Investment in Intangible	(3,000)	-
Net cash used in investing activities	(19,762)	(19,188)

Cash Flows From Financing Activities
Proceeds from debt	5,513,652	500,000
Repayment of debt	(3,027,913)	-
Proceeds from related parties	-	120,000
Repayment of financing obligation of lease	-	(414,322)
Net cash provided by financing activities	2,485,739	205,678

Effect of exchange rate changes on cash and cash equivalents	(153,822)	211,952
Net change in cash and cash equivalents	1,808,031	35,017
Cash and cash equivalents:
Beginning of the year	1,112,519	1,077,502
End of the year	$2,920,550	$1,112,519

Operating Activities

Net cash used in operating activities in the fiscal year ended March 31, 2025, was $504,124 compared to $363,425 for the prior fiscal year. The increase in net cash used in operating activities was primarily due to a lower net income driven by IPO-related expenses, partially offset by less cash used in operating assets and liabilities than in 2024.

Investing Activities

Net cash used in investing activities in the fiscal year ended March 31, 2025, was $19,762, an increase of $574 compared to the prior fiscal year due to higher investment in facilities.

Financing Activities

Net cash provided by financing activities in the fiscal year ended March 31, 2025 was $2,485,739, an increase of $2,280,061 compared to the prior fiscal year, primarily due to $2.5 million in net proceeds (after repayments) of debt.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with the generally accepted accounting principles in the United States (“GAAP”), our management uses earnings before interest, taxes, depreciation, and amortization expenses to net income (“EBITDA”), a non-GAAP measure, as a key measure in operating our business. We use EBITDA to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use adjusted EBITDA as a measure of our operating performance. Adjusted EBITDA is presented for supplemental informational purposes only, should not be considered a substitute for, or a more meaningful measure than, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of adjusted EBITDA to its most directly comparable GAAP financial measure.

In the fiscal year ended March 31, 2025, our adjusted EBITDA decreased by $2,320,129 compared to the prior fiscal year primarily due to a decrease in operating income and increase in IPO-related expenses.

	March 31,
	2025	2024
Net income	$1,952,895	$4,279,681
Depreciation and amortization	545,709	699,257
Other income	(1,831)	(207,653)
Income tax benefit/(provision)	1,294,312	1,436,085
Deferred tax liability / (asset)	40,550	(117,455)
Interest expense	329,892	302,124
Foreign exchange gain/(loss)	(101,383)	(27,185)
Interest income	(42,688)	(27,261)
Adjusted EBITDA	$4,017,456	$6,337,585

Recurring Billings from Monthly and Annual Subscriptions

Fatpipe Annual and Monthly Recurring billings from products and services in 2025, excluding consulting services increased by 23%. This reflects the continuing billings for existing customers as well as new business. In fiscal year 2023-24, the growth was 14% We expect this growth in recurring billings to continue as sales staff, existing and new hires, book new contracts as well as renewals of 36 month contracts from 2022 as they come due. The addition of the new cybersecurity product is expected to add to the new revenues and recurring billings going forward

Off-Balance Sheet Arrangements

During the years presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Estimates

The application of our accounting policies may require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the accompanying disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the estimate was made.

On an ongoing basis, management evaluates its estimates, including those related to intangible assets, and deferred taxes. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from the results implied by these estimates and judgments under different assumptions or conditions.

Intangible Assets

Our financial statements include IP-related intangible assets consisting primarily of legal and related costs associated with our patents and capitalized lease obligations adjusted by accumulated amortization. The identification and recognition of those intangible assets involve significant judgements, relating to, among other things, the projected cash flows attributable to these intangible assets and the estimated useful lives of these intangible assets. We amortize intangible assets that are subject to amortization over their estimated useful lives. The useful lives are determined by management at the time of creation of the intangible assets and based on historical experience and the economic life of the underlying technology and are regularly reviewed for appropriateness. We perform a quarterly review of significant finitely lived identified intangible assets to make a judgement on whether facts and circumstances indicate that the carrying amount may not be recoverable and an impairment may be required.

These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy.

Deferred Taxes

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the combined financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Use of the term “more likely than not” indicates the likelihood of occurrence is greater than 50%.

Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

Implications of being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus;

●	being permitted to provide less extensive narrative disclosure than other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	being permitted to utilize exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;

●	being permitted to defer complying with certain changes in accounting standards; and

●	being permitted to use test-the-waters communications with qualified institutional buyers and institutional accredited investors.

We intend to take advantage of these and other exemptions available to “emerging growth companies.” We could remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the closing of this offering, (ii) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (iii) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (iv) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

The JOBS Act permits an “emerging growth company” like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards.

Smaller Reporting Company

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million as of the last trading day of our second quarter and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last trading day of our second quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last trading day of our second quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For example, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of FatPipe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FatPipe, Inc. and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statement of operations and comprehensive income, statement of cash flows and statements of stockholders’ equity, for each of the two fiscal years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two fiscal years in the period ended March 31, 2025, in conformity with Generally Accepted Accounting Principles of United States of America (“US GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have nor we have engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Suri & Co., Chartered Accountants

We have served as the Company’s auditors since 2022.

Place: Chennai, India

Date: June 30, 2025

FatPipe Inc and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,920,550	$1,112,519
Accounts receivable, net	3,764,945	3,163,571
Inventory	419,677	113,522
Other current assets	666,376	582,392
Contracts receivable - current, net	5,191,136	4,364,802
Total current assets	12,962,684	9,336,806
Property and equipment, net	57,844	75,498
Intangible assets, net	1,048,620	1,556,913
Operating lease right of use assets, net	1,455,373	204,977
Contracts receivable - non current, net	12,307,266	9,958,323
Other assets	379,077	186,906
Deferred tax asset	76,905	117,455
Total assets	$28,287,769	$21,436,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437,253	$417,527
Accrued expenses and other current liabilities	3,863,096	2,499,096
Deferred revenue	1,358,632	1,519,412
Operating lease liabilities, current	366,677	164,152
Notes payable, current	463,422	120,000
Total current liabilities	6,489,080	4,720,187
Notes payable, non-current	4,642,317	2,500,000
Operating lease liabilities, non-current	1,114,067	50,563
Other non-current liabilities	116,988	116,007
Total liabilities	12,362,452	7,386,757

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, no par value; 50,000,000 and 15,000,000 stocks authorized as of March 31, 2025 and 2024 respectively and 13,026,464 and 12,449,308 shares of common stock issued and outstanding as of March 31, 2025 and 2024, respectively	130,265	124,493
Additional paid-in capital	1,588,105	1,517,753
Retained earnings	11,106,063	9,040,515
Accumulated other comprehensive income	3,100,884	3,254,706
Total stockholders’ equity	15,925,317	13,937,467
Non-controlling interest	-	112,654
Total equity	15,925,317	14,050,121
Total liabilities and equity	$28,287,769	$21,436,878

FatPipe Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year Ended
	March 31,
	2025	2024

Revenues	$16,288,881	$17,860,909
Cost of revenues	1,061,647	1,069,574
Gross profit	15,227,234	16,791,335

Operating expenses:
Sales and marketing	3,753,948	3,396,136
General and administrative	3,422,596	3,151,924
Product development	1,787,128	1,737,588
Employee cost	2,791,816	2,867,360
Total operating expenses	11,755,488	11,153,008

Income from operations	3,471,746	5,638,327

Other income (expense), net:
Interest income	42,688	27,261
Other income	1,831	207,661
Foreign exchange gain/(loss)	101,383	27,185
Interest expense	(329,892)	(302,124)
Total other income (expense), net	(183,990)	(40,017)

Income before benefit/(provision) for taxes	3,287,756	5,598,310
Income tax benefit/(provision)	(1,294,312)	(1,436,085)
Deferred tax asset / (liability)	(40,550)	117,455
Net income	1,952,894	4,279,680
Less: Net income attributable to non-controlling interests	(13,514)	(87,025)
Net income attributable to stockholders	$1,966,408	$4,366,705

Net income per common share - basic and diluted	$0.15	$0.35
Weighted average common shares outstanding - basic and diluted	12,858,852	12,449,308

Net income	$1,952,894	$4,279,680
Other comprehensive income
Foreign currency translation adjustment	(153,822)	211,952
Total other comprehensive income, net of tax	(153,822)	211,952
Comprehensive income	1,799,072	4,491,632
Comprehensive income (loss) attributable to non-controlling interests	(13,139)	(77,636)
Comprehensive income attributable to stockholders	$1,812,211	$4,569,268

FatPipe Inc and its Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid in	Retained	Accumulated Other Comprehensive	Total Fatpipe Stockholders’	Non- controlling	Total
	Shares	Amount	capital	Earnings	Income	Equity	Interest	Equity
Balance as of March 31, 2023	12,449,308	$124,493	$1,517,753	$4,673,810	$3,052,143	$9,368,199	$190,289	$9,558,488
Net income (loss)	-	-	-	4,366,705	-	4,366,705	(87,025)	4,279,680
Other comprehensive income	-	-	-	-	202,563	202,563	9,389	211,952
Balance as of March 31, 2024	12,449,308	124,493	1,517,753	9,040,515	3,254,706	13,937,467	112,654	14,050,121
Net income (loss)	-	-	-	1,966,408	-	1,966,408	(13,514)	1,952,894
Other comprehensive income (loss)	-	-	-	-	(154,197)	(154,197)	375	(153,822)
Issuance of shares for purchase of non-controlling interest	577,156	5,772	70,352	99,140	375	175,639	(99,515)	76,124
Balance as of March 31, 2025	13,026,464	$130,265	$1,588,105	$11,106,063	$3,100,884	$15,925,317	$-	$15,925,317

FatPipe Inc and its Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$1,952,894	$4,279,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	545,709	699,257
Allowance for contract receivables	272,059	262,167
Allowance for accounts receivables	443,804	88,592
Loss on sale of asset	-	49,067
Bad debts written off during the year	52,942	54,754
Reversal of allowances accounts receivables	-	(197,024)
Changes in operating assets and liabilities:
Accounts receivable	(1,098,120)	(689,481)
Contracts receivable	(3,447,334)	(6,796,849)
Inventories	(306,155)	242,428
Other current assets	(83,984)	420,932
Accounts payable	19,724	176,419
Other non-current liabilities	981	116,007
Other assets	(192,171)	(78,798)
Accrued expenses and other current liabilities	1,480,674	929,038
Operating lease liability, net	15,633	410,424
Deferred revenue	(160,780)	(330,038)
Net cash used in operating activities	(504,124)	(363,425)

Cash Flows From Investing Activities
Purchase of equipment	(16,762)	(19,188)
Investment in Intangible	(3,000)	-
Net cash used in investing activities	(19,762)	(19,188)

Cash Flows From Financing Activities
Proceeds from debt	5,513,652	500,000
Repayment of debt	(3,027,913)	-
Proceeds from related parties	-	120,000
Repayment of financing obligation of lease	-	(414,322)
Net cash provided by financing activities	2,485,739	205,678

Effect of exchange rate changes on cash and cash equivalents	(153,822)	211,952
Net change in cash and cash equivalents	1,808,031	35,017
Cash and cash equivalents:
Beginning of the year	1,112,519	1,077,502
End of the year	$2,920,550	$1,112,519

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$329,892	$302,124

Supplemental Disclosure of Non-Cash Investing Activities and Financing Activities:
Right of use assets obtained in exchange of new lease liabilities	$1,319,422	$-
Issuance of shares for purchase of non-controlling interest	$76,124	$-

FatPipe and its Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 : SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Company Overview and Significant Accounting Policies

(A) Company Overview

FatPipe Inc. (“FatPipe” or the “Company” or “us” or “we” or “our”) is a leading developer of enterprise-class, application-aware, secure software-defined wide area network (“SD-WAN”) solutions for organizations, including enterprises, communication service providers, security service providers, government organizations, and other middle-market companies.

FatPipe holds thirteen software and technology patents, which it leverages through an integrated suite of software solutions to offer our customers a reliable, accelerated and secure platform to support mission-critical applications running on cloud, hybrid cloud and on-premises networks. Its core offerings include SD-WAN, secure access service edge (“SASE”), and network monitoring service (“NMS”) software solutions, each of which is typically offered to customers as a subscription service. These solutions address a broad set of network management needs and include an integrated set of capabilities designed to manage multi-line network traffic and routing.

FatPipe sells in geographies around the world, with its largest customer populations located in the United States and South Asia. It plans to continue expanding its presence throughout North America and parts of Southeast Asia.

Initial Public Offering

On April 7, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with D. Boral Capital LLC, as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, in a firm commitment initial public offering (the “Offering”), an aggregate of 695,656 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial public offering price of $5.75 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-280925), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 19, 2024, as amended, and which was declared effective by the Commission on February 12, 2025. A post effective amendment to the registration statement related to the Offering was filed with the Commission on March 11, 2025, and which was declared effective by the Commission on March 17, 2025.

On April 9, 2025, the Company closed the Offering and the Company issued and sold an aggregate of 791,024 shares of common stock. The total gross proceeds to the Company from the Offering, which does not include a potential exercise of the underwriter’s over-allotment option, and before deducting discounts and expenses, were approximately $4,500,000. The Company received net proceeds of approximately $3,700,000 pursuant to the Offering.

A final prospectus relating to this Offering was filed with the Commission on April 7, 2025. The Common Stock was previously approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “FATN” on April 8, 2025.

(B) Significant Accounting Policies

Basis of Preparation of Financial Statements

This summary of significant accounting policies of FatPipe is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP) and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of Company’s consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, reported amounts of revenues and expenses during the reporting period.

These estimates are based upon information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	Fair value of long-term debt and notes receivable.
●	Recognition of revenue
●	Credit loss on trade receivables and contract receivables.
●	Valuation of inventory
●	Recoverability of long-lived assets including intangible assets and their related estimated lives; and
●	Accruals for estimated liabilities such as property tax accruals and litigation settlement accruals.
●	Accruals for income tax and deferred tax.
●	Determination of standalone selling price of performance obligations for revenue contracts with multiple performance obligations.

Actual results could differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, which forms the basis for making judgments about the carrying values of assets and liabilities.

Principles of Consolidation

These financial statements include the accounts of FatPipe, Inc. and its wholly and majority owned subsidiaries, FatPipe Technologies, Inc. and FatPipe Networks Private Limited. All significant intercompany transactions and balances have been eliminated.

As of March 31, 2024, the Company owned 95.6% of the outstanding shares of capital stock of FatPipe Networks Private Limited (“Limited”) and remaining 4.4% of the outstanding shares of capital stock of Limited were owned by certain individual stockholders (collectively, the “Limited non-controlling interests”). In July 2024, pursuant to the terms of a stock purchase and sale agreement, the Company issued an aggregate of 577,156 shares of common stock in exchange for the Limited non-controlling interests. As of March 31, 2025, Limited was a wholly-owned subsidiary of the Company (see Note 3).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive Income

Comprehensive income includes net income as well as other changes in Stockholders’ equity that result from transactions and economic events other than those with stockholders.

Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. The Company’s chief operating decision-maker is its Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for any planning, strategy and key decision-making regarding operations. We have determined that each of our products and services share similar economic and other qualitative characteristics, and therefore the results of our operating businesses are aggregated into one reportable segment. All of the operating businesses have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Revenue Recognition

Effective January 1, 2020, the Company adopted Financial Accounting Standards Board (FASB), Accounting Standard Updates (ASU) No. 2014-09, Revenue from Contracts with Customers and the related amendments, which are codified into Accounting Standard Codification (ASC) 606 Revenue from Contracts with Customers., which establishes a broad principle that requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers, at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The new standard supersedes GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the previous standards. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

ASC 606 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application. The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2020, using the modified retrospective method, the impact of which was not material to the Company.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606 Revenue from Contracts with Customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract was determined to be within the scope of ASC 606, Revenue from Contracts with Customers, the Company assessed the goods or services promised within each contract and determined those that were performance obligations, and assessed whether each promised good or service was distinct.

The company recognizes three types of revenues as explained below;

Product Revenue is for a network server running FatPipe software with contract term of 36 to 60 months. Each contract has a description of the goods and services to be delivered, the term of the contract, and payment terms. We assess relevant contractual terms in our customer contracts to determine the standalone selling price of each of the performance obligation. We apply judgment in identifying contractual terms and determining the transaction price. The Company’s performance obligations are to transfer control of the software delivered on a network server with customer-specific configurations. In addition, the Company provides technical support which includes implementation, configuration and training services over the term of the contract. Additionally, as per the options for determining standalone selling price in ASC 606-10-32-32 to 32-35, in respect to the contract with multiple performance obligations of delivery of software license and technical support; including implementation into customer networks, configuration of the software, and training services to train the customer on how to use the software, we have selected the cost of technical support personnel, plus a 20% margin for support services, and the balance contract value as the standalone selling price for delivery of product and software license, so that it can be consistently applied for each financial year.

The contract’s initial term is non-cancellable and does not have a refund or cancellation provision. The customer enjoys the use of the product and associated service for the Term in exchange for monthly payments or upfront payment made for the term of the contract. The revenue is recognized upon transfer of control of the software and network server to the customer or to staging when the customer requests staging and custom configuration of the software and network server. The software license revenue in our product arrangements is recognized at a point-in-time when the software solution has been delivered or ownership has been transferred.

The service and support revenue is recognized over the term of the contract. An imputed interest charge is recognized in income using the interest method in respect of the inherent interest arising from the payment terms. The balance sheet account “Contract receivable” represents “Unbilled receivable” in connection with the revenue recognized upfront upon transfer of control of the software and the network server to the customer. The same shall be transferred to Accounts Receivable on a monthly basis over the contract term. Cash is received based on our payment terms which is typically 30-90 days.

We provide service/support options for our customers. The first support option is 36 to 60 months paid monthly, or secondly, 12 months paid upfront. For the 36-to-60-month service contracts paid monthly, the service revenue is recognized over the term of the contract. as discussed above and is part of our product offering. The 12-month service option revenue is deferred and recognized ratably over the 12-months, and is referred to in the balance sheet as “Deferred Revenue”.

Our service offerings complement our products through a range of consulting, we provide a broad range of service and support options to our customers. Consulting agreements are usually of 12 months term with options to extend. We also provide comprehensive advisory services that are focused on responsive, preventive, and consultative support of our technologies for specific networking needs. Total contract term may be up to 5 years. Customers are billed monthly based on the hours expended on customers’ behalf. Revenue is recognized on a monthly basis. Payment terms vary from 30 to 45 days from invoice date based on the customer/partner. In the below table, short term RPO will be recognized over the next 12 months, while long-term RPO will be recognized over the 36-60 month term of the contracts.

	March 31,
	2025	2024
Product	$776,426	$2,793,655
Service	2,294,906	3,062,938
Total	3,071,332	5,856,593

Short Term – RPO – within 12 months	1,358,632	1,519,412
Long Term – RPO – from 13 to 36 months	729,037	3,466,983
Long Term RPO (37 month to 60 months)	983,663	870,198
Total	$3,071,332	$5,856,593

Amount to be recognized as revenue over next 12 months

	March 31,
	2025	2024
Deferred Revenue	$1,358,632	$1,519,412
	$1,358,632	$1,519,412

Deferred Revenue

	March 31,
	2025	2024
Product	$-	$-
Service	1,358,632	1,519,412
Total	$1,358,632	$1,519,412

Deferred Revenue

	March 31,
	2025	2024
Current	$1,358,632	$1,519,412
Non-Current	-	-
Total	$1,358,632	$1,519,412

Contract balances

	March 31,
	2025	2024
Allowance for bad debts at the beginning of the year	$(875,518)	$(721,782)
Provisions / (reversal)	(143,238)	(153,736)
Recoveries	-	-
Allowance for bad debts at the end of the year	$(1,018,756)	$(875,518)

Disaggregated revenue

We disaggregate our revenue into products, services and consulting revenue that depict the nature, amount, and timing of revenue and cash flows for our various offerings.

	March 31,
	2025	2024
Product revenue	$10,706,169	$11,581,464
Service revenue	3,110,230	3,421,453
Consulting revenue	2,472,482	2,857,992
Total	$16,288,881	$17,860,909

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The hierarchy is presented down into three levels based on the reliability of the inputs.

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for the full term of the assets or liabilities.

Level 3	Unobservable pricing inputs that are less observable from objective sources or based upon our own assumptions used to measure assets and liabilities at fair value, such as discounted cash flow models or valuations. The inputs require significant management judgment or estimation.

The carrying amounts of cash, accounts receivable, accounts payable, notes payable and accrued liabilities are approximately fair value because of the short-term nature of these instruments. The carrying amount of long-term debt approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with maturities of three months or less at the date of purchase.

For the purposes of the statement of cash flows, the Company considers all highly liquid financial instruments with a maturity of less than three months to be cash equivalents.

Trade Accounts Receivable

Accounts Receivable are recorded at the invoiced amount and do not bear interest. Accounts receivables are due from various customers and are shown net of applicable reserves for doubtful accounts as shown on the face of the balance sheet. There were no accounts that had been placed on non-accrual status. The allowance for doubtful accounts has been estimated by management based on historical experience, current market trends and, for larger customer accounts, their assessment of the ability of the customers to pay outstanding balances. Past due balances and other higher risk amounts are reviewed individually for collectability. Changes in circumstances relating to the collectability of accounts receivable may result in the need to increase or decrease the allowance for doubtful accounts in the future. The company provides for any and all of the accounts receivable which are due over the period of one year if it meets the criteria for allowance estimated by the management.

Inventories

Inventories are recorded at lower of cost and net realizable value on the weighted average cost method of accounting.

Property and Equipment

Property and equipment are recorded at cost. Expenditures that increase value or extend useful lives are capitalized and routine maintenance and repairs are charged to expense in the year incurred. Gains and losses from disposition of fixed assets are reflected in other income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures	5 to 10 years
Office equipment and computers	3 to 5 years
Vehicles	5 years

Major renewals and improvements are capitalized. Replacements, maintenance and repairs, which do not significantly improve or extend the useful life of the assets, are expensed when incurred.

Upon the sale or retirement of assets, costs and the related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the results of operations.

Intangible Assets

Intangible assets primarily consist of patent legal costs and are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets which is assumed as 15 years. The Company capitalizes product development costs in accordance with ASC 350-40 and ASC 985-20. Amortization is computed using the straight-line method over the estimated useful lives of the assets which is assumed as 15 years.

Long-Lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by determining whether there were any triggering events that could impact the Company’s assets. If events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable the Company performs a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group. Should an impairment exist, the impairment loss is measured based on the excess carrying value of the asset over the asset’s fair value generally determined by estimates of future discounted cash flows.

The Company has not identified any such impairment losses for the fiscal years ended March 31, 2024, and 2025.

Deferred Offering Costs

Deferred offering costs, consisting primarily of legal, accounting, and other third-party fees directly related to the Company’s proposed securities offering, are recorded under other current assets on the balance sheet. As of March 31, 2025, the Offering had not yet closed, and such costs remained deferred. The Offering was subsequently completed on April 9, 2025, and the deferred costs will be reclassified and offset against the proceeds in the subsequent period.

Defined Benefit Plan

The subsidiary company “FatPipe Networks Private Limited” provides a defined benefit gratuity plan to eligible employees in accordance with applicable labor laws of India. The gratuity benefit is based on the employee’s last drawn salary and years of continuous service, and is payable upon resignation, retirement, or termination of employment.

The gratuity plan is accounted for in accordance with ASC 715, Compensation—Retirement Benefits. The liability for the defined benefit obligation is determined using the projected unit credit method and is based on actuarial valuations performed annually by independent actuaries. Actuarial gains and losses are recognized immediately in the statement of operations in the period in which they occur and this method is applied consistently.

The benefit obligation recognized in the balance sheet represents the present value of the defined benefit obligation as of the reporting date. The discount rate used to determine the present value of the obligation reflects the yields available on high-quality corporate bonds of similar duration. The Company does not fund the plan, and benefits are paid as they become due.

Key assumptions used in the actuarial valuation include discount rate, salary growth rate, and employee turnover rates.

Income Taxes

The Company is subject to federal and state income taxes. Its taxable income and deductions are included on a consolidated income tax return. The consolidated entities have a net loss carryover which may be fully utilized. Deferred tax assets are recognized in these financial statements after considering valuation allowances. A subsidiary of the Company is subject to foreign income taxes in India. The Indian subsidiary is subjected to income tax audits annually and tax assessments in accordance with the applicable Income Tax laws.

Warranties

The Company offers a one-year to three-year warranty on the hardware products it sells. The cost of fulfilling the warranty obligation has historically been insignificant. No provision for future warranty costs has been made in these financial statements.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Concentrations

The Company has no significant geographic concentrations in either trade accounts receivable or revenue.

	Year End
	March 31,
Revenue by Geography	2025	2024
US	$15,404,512	$17,053,117
Rest of the World	884,370	807,792
	$16,288,881	$17,860,909

At March 31, 2024, the carrying amount of cash was $1,112,519, only a portion of which is covered by federal depository insurance. At March 31, 2025, the carrying amount of cash was $2,920,550, only a portion of which is covered by federal depository insurance.

Concentrations of Risk

The Company’s financial instruments that may be exposed to concentrations of credit risk consist primarily of temporary cash investments and trade accounts receivable. The Company maintains its cash balances at financial institutions it believes to be financially sound. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk in cash.

We perform ongoing credit evaluations of our customers and, with the exception of certain financing transactions, do not require collateral from our customers.

The company has three major partners that account for approximately 53.77% of the company’s consolidated revenues for the fiscal year ended March 31, 2025 and two major partners that accounted for 49.54% for the fiscal year ended March 31, 2024. As reflected in the table below, partner A contributed $7,710,820, or 47.34% in revenue in fiscal year March 31, 2025, and $8,052,733 or 45.09% in fiscal year ended March 31, 2024. Separately, Partner B contributed $552,941 or 3.39% in fiscal year ended March 31, 2025, and $795,276 or 4.45% in fiscal year ended March 31, 2024. Partner C contributed $494,797 or 3.04% in fiscal year ended March 31, 2025.

	Year End
	March 31,
Partner	2025	2024
Partner A (%)	47.34%	45.09%
Partner B (%)	3.39%	4.45%
Partner C (%)	3.04%	-
Total	53.77%	49.54%

	Year End
	March 31,
Partner	2025	2024
Partner A (Revenue)	7,710,820	8,052,733
Partner B (Revenue)	552,941	795,276
Partner C (Revenue)	494,797	-
Total	8,758,558	8,848,009

Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. The pronouncements did not have any material impact on the financial statements unless otherwise disclosed., and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. We are currently evaluating the potential impact of adopting this standard on our disclosures.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. We are currently evaluating the potential impact of adopting this standard on our disclosures and we intend to adopt this as and when applicable.

NOTE 2: PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consist of the following:

	March 31,
	2025	2024
Furniture and fixtures	$256,415	$256,415
Office equipment and computers	493,873	477,111
	750,288	733,526
Less: Accumulated depreciation	(692,444)	(658,028)
	$57,844	$75,498

Depreciation expense for the years ended March 31, 2025 and 2024 amounted to $34,416 and $80,380, respectively.

NOTE 3: INTANGIBLE ASSETS, NET

The Company’s intangible assets consist of the following:

	March 31,
	2025	2024
Product development	$218,383	$218,383
Patent costs	7,790,890	7,787,890
	8,009,273	8,006,273
Less: Accumulated amortization	(6,960,653)	(6,449,360)
	$1,048,620	$1,556,913

Amortization expense for the years ended March 31, 2025 and 2024 amounted to $511,293 and $618,877, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending March 31,
2026	$306,092
2027	230,007
2028	156,350
2029	102,283
Thereafter	253,888
Total	$1,048,620

NOTE 4: DEFINED BENEFIT PLAN

The subsidiary company “FatPipe Networks Private Limited” provides a defined benefit gratuity plan to eligible employees in accordance with applicable labor laws of India. The gratuity benefit is payable upon separation from service and is based on the last drawn salary and years of credited service. The plan is unfunded, and the Company meets the liability as it becomes due.

The following is a summary of the Company’s plan:

Reconciliation of Benefit Obligation

	March 31,
	2025	2024
Beginning balance	$121,392	$95,761
Service cost	13,581	11,162
Interest cost	8,650	7,152
Actuarial (gain)/loss	7,535	13,638
Gross benefits paid	(1,592)	(4,839)
Exchange rate adjustment	(3,503)	(1,482)
Ending balance	$146,063	$121,392

Net Periodic Benefit Cost

	Year Ended
	March 31,
	2025	2024
Service cost	$13,581	$11,162
Interest cost	8,650	7,152
Recognized net actuarial loss/(gain)	7,534	13,638
Net periodic benefit cost included in Income from operations	29,765	31,952

Assumptions

The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at March 31 of each year and the net periodic benefit cost for the subsequent year.

	March 31,
	2025	2024
Discount rate	6.79%	7.23%
Expected return on plan assets	NA	NA
Rate of compensation increase	7%	7%

The discount rate as of March 31, 2025 is based on 13 year government bond yields of India.

NOTE 5: NOTE PAYABLE

On January 25, 2023, the Company entered into a three-year term loan with a local bank that is secured by substantially all assets of the Company with a corporate guarantee given by subsidiary - FatPipe Networks Private Limited. The loan is repayable in full during the Fiscal year 2025-26. The Company has received $2.5 million of the $5 million loan sanctioned by the bank. Interest rate is at current value of index and additional 4.25% above the bank’s reference rate (interest rate per annum determined by bank as its three-year cost of funds, at time of signing) which works out to 12% as on the reporting date.

In November 2024, the Company received an additional $500,000 in proceeds from the bank pursuant to an additional draw.

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of Directors of the Company, along with a personal guarantee given by them and a Trust, where the directors are trustees. During the year ended March 31, 2025, the Company made principal payments totaling $27,913.

Future maturities of long-term debt are as follows:

Year Ended March 31,
2026	329,770
2027	359,811
2028	392,588
2029	428,352
2030	467,373
Thereafter	2,994,193
Total principal repayments	4,972,087
Less: Current portion	329,770
Long-term portion of notes payable	$4,642,317

Interest expense was $329,892 and $302,124 for the years ended March 31, 2025 and 2024, respectively.

Short Term Debt

On June 15, 2023, the company received an interest free loan for $120,000 from Stay in Business Inc., repayable on demand. During the year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement.

NOTE 6: STOCKHOLDERS’ EQUITY

Authorized Capital Stock

On June 19, 2024, our Board and Shareholders approved an increase in our authorized capital stock from 15,000,000 shares of common stock, no par value, to 50,000,000 shares of common stock, no par value.

Common Stock

We are authorized to issue up to a total of 50,000,000 shares of common stock, no par value per share. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of our stockholders, including the election of directors. Holders of our common stock have no cumulative voting rights. Further, holders of our common stock have no preemptive or conversion rights or other subscription rights.

Additionally, if a quorum is present, an action by stockholders entitled to vote on a matter is approved if the number of votes cast in favor of the action exceeds the number of votes cast in opposition to the action (other than the election of directors). The vote of a majority of the shares of our common stock held by stockholders present in person or represented by proxy and entitled to vote at the Meeting will be sufficient to elect directors or to approve a proposal.

The Company issued 577,176 shares to certain existing shareholders in exchange for shares of common stock in a 1:1 ratio to eliminate the income attributable to non-controlling interests. The total number of outstanding shares increased from 12,449,308 to 13,026,464. As of March 31, 2025, the total number of outstanding shares is 13,026,464.

As of March 31, 2025 and 2024, the non-controlling interest balance was $0 and $112,654, respectively.

Preferred Stock

The Company is not currently authorized to issue preferred stock under its Articles of Incorporation, but may choose to do so in the future.

NOTE 7: LEASES

The Company leases certain office space under operating leases. Lease commencement occurs on the date the Company takes possession or control of the property. The original terms for facility related leases are generally between three to five years. Some of the Company’s leases also include rental escalation clauses and/or termination provisions. Renewal options and termination options are included in determining the lease payments when management determines the options are reasonably certain of exercise.

If readily determinable, the rate implicit in the lease is used to discount lease payments to present value: however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. When the implicit rate is not determinable, the Company’s estimated incremental borrowing rate is utilized, determined on a collateralized basis, to discount lease payments based on information available at lease commencement.

The Company’s leases typically require payment of common area maintenance and real estate taxes which represent the majority of variable lease costs. Certain lease agreements also provide for variable rental payments based on sales performance in excess of specified minimums, usage measures, or changes in the consumer price index. Variable rent payments based on future performance, usage, or changes in indices were not significant for any of the periods presented. Variable lease costs are excluded from the present value of lease obligations. The Company’s lease agreements do not contain any material restrictions, covenants, or any material residual value guarantees.

	Year Ended
	March 31,
	2025	2024

Operating leases:
Operating lease right of use assets, net	$1,455,373	$204,977

Operating lease liabilities - current	366,677	$164,152
Operating lease liabilities - Non-current	1,114,067	50,563
Total operating lease liabilities	$1,480,744	$214,715

	Year Ended
	March 31,
	2025	2024
Operating lease expense:
Operating Lease Cost	$494,509	$463,872
Short term Lease Cost	60,106	47,344
Total operating lease expense	$554,615	$511,216

	March 31,
Cash Paid for amounts included in the measurement of lease liabilities	2025	2024
Operating Cash Flows for Operating Leases	$446,980	$467,769
Right-of-use assets obtained in exchange for new lease liabilities	$1,319,422	$-

Year Ended March 31,	Operating leases
2026	454,300
2027	472,043
2028	489,110
2029	192,839
2030	77,808
Total minimum lease payments	1,686,100
Less: imputed interest	(205,356)
Total lease obligations	1,480,744
Less: Current portion	366,677
Long-term portion of lease obligations	$1,114,067

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following is a summary of accrued expenses and other current liabilities:

	March 31,
	2025	2024
Accrued Employer Expenses	$18,969	$168,279
Credit Card Payables	352,792	71,618
Employee Payables	429,366	118,966
Other current liabilities	91,669	455,746
Provision for Tax	2,967,305	1,684,487
Provisions	2,995	-
	$3,863,096	$2,499,096

NOTE 9: RELATED PARTY TRANSACTIONS

The subsidiary company “FatPipe Networks Private Limited” has taken a lease from a company “Back Office Extensions India Pvt Ltd” in which the Company’s directors are management. The total lease payments amounted to $77,423 and $83,105 for the years ended March 31, 2025 and 2024 respectively.

The Company has received a short-term interest free loan from a related entity, Stay in Business Inc, for $120,000, repayable on demand during the year 2023-24. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2025.

NOTE 10: INCOME TAXES

The Company files its federal income tax returns on a consolidated basis, which include the accounts of FatPipe, Inc., FatPipe Technologies, Inc. Tax attributes are assigned to each of the consolidated entities based on the taxable income and expenses of each entity.

Income before income taxes is as follows:

	March 31,
	2025	2024
United States	$4,707,601	$7,555,691
Foreign	(1,419,845)	(1,957,381)
Total income before income taxes	$3,287,756	$5,598,310

The provision for income tax consists of the following

	March 31,
	2025	2024
Federal	$(1,030,279)	$(1,048,798)
State	(264,033)	(380,232)
Foreign	-	(7,055)
Total	$(1,294,312)	$(1,436,085)

Deferred tax assets consist of the following:

	Beginning	Change	Ending
Temporary differences	$329,553	$(122,201)	$207,352
NOL carryovers	1,356,779	-	1,356,779
Capital loss carryovers	393,528	-	393,528
Credit carryovers	-	-	-
Total deferred tax assets	2,079,860	(122,201)	1,957,659
Valuation allowance	(1,962,405)	81,651	(1,880,754)
Net deferred tax assets	$117,455	$(40,550)	76,905

Temporary differences consist primarily of bad debt allowance, book to tax depreciation and amortization, and certain other accruals. The Company has elected to exclude penalties and interest from income tax expense. GILTI tax imposed on foreign earnings is recorded as tax expense in the year incurred.

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	March 31,
	2025	2024
Federal income tax rate	21.00%	21.00%
State taxes	5.11%	3.63%
Foreign earnings	0.00%	1.44%
Foreign prior period tax settlement	0.00%	0.00%
Effect of PPP (Pay check Protection Program) loan forgiveness	0.00%	0.00%
Temporary differences	2.25%	3.63%
Benefits of NOL carryovers	0.00%	-4.14%
Benefits of credit carryovers	0.00%	0.00%
Effective tax rate	28.36%	25.56%

NOTE 11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company, in conjunction with its legal counsel, assesses the need to record liability for litigation or loss contingencies. A liability is recorded when and if it is determined that such a liability for litigation or loss contingencies is both probable and estimable.

Although the results of legal proceedings and claims cannot be predicted with certainty, management is of the opinion, after consulting legal counsel, that the Company is not currently a party to any legal proceedings, which would, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows, or financial position.

At this time, there are no legal proceedings that require the Company to assess the need to record a liability.

NOTE 12. SUBSEQUENT EVENTS:

On April 7, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with D. Boral Capital LLC, as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, in a firm commitment initial public offering (the “Offering”), an aggregate of 695,656 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial public offering price of $5.75 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-280925), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 19, 2024, as amended, and which was declared effective by the Commission on February 12, 2025. A post effective amendment to the registration statement related to the Offering was filed with the Commission on March 11, 2025, and which was declared effective by the Commission on March 17, 2025.

On April 9, 2025, the Company closed the Offering and the Company issued and sold an aggregate of 791,024 shares of common stock. The total gross proceeds to the Company from the Offering, which does not include a potential exercise of the underwriter’s over-allotment option, and before deducting discounts and expenses, were approximately $4,500,000. The Company received net proceeds of approximately $3,700,000 pursuant to the Offering.

A final prospectus relating to this Offering was filed with the Commission on April 7, 2025. The Common Stock was previously approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “FATN” on April 8, 2025.

The Company evaluated the subsequent events through June 30, 2025, the date at which the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, under the supervision of our Audit Committee. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of March 31, 2025.

Limitations on the Effectiveness of Controls

Management of the Company, including its Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Auditor’s Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers of our Company are appointed by our Board and hold office until their death, resignation or removal from office. All directors of our Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.

The following table sets forth information regarding our executive officers, directors, and director nominees:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Ragula Bhaskar, Ph.D.	Co-Founder, Chief Executive Officer, Chairman of our Board, and Director	66	2010

Sanchaita Datta	Co-Founder, President, Chief Technical Officer and Director	61	2010

Eric Sherb	Chief Financial Officer (Principal Accounting Officer)	39	2025

I. Bobby Majumder	Director Nominee	57	2024

Ajay Tandon	Director Nominee	66	2024

Jean Turgeon	Director Nominee	63	2024

Business Experience

The following is a brief account of the education and business experience of each executive officer, director, and director nominee during the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Ragula Bhaskar, Ph.D. – Co-Founder, Chief Executive Officer, Chairman of our Board, and Director

Dr. Bhaskar co-founded FatPipe and serves as its Chief Executive Officer, Chairman of our Board, and as a director since 2010. Dr. Bhaskar has managed the Company since its inception, and has been a key contributor in the Company’s track record of growth and innovation. Dr. Bhaskar is qualified to serve as a director of the Board as he has extensive experience managing the Company, as well as the requisite skills, which include leadership and a profound understanding of the industry’s nuances. Prior to founding FatPipe, he was an assistant and associate professor at the University of Utah from 1988 to 2000, where he taught a myriad subjects, including engineering, operations research, management, cost engineering, and cost control. He has been an active member of the Salt Lake City, Utah community, including helping to raise funds to build the 135,000 sq. ft. Living Planet Aquarium, while he was Chairman and Vice Chairman of the aquarium board in 2010 and 2011, respectively. Dr. Bhaskar has more than 30 years of technology research experience and has been issued 14 patents, thirteen (13) of which are owned by the Company and FatPipe Network Private Limited. He was an Associate Professor at the University of Utah with 32 publications, including 18 peer reviewed articles. He has won numerous awards, including Outstanding Director from Utah Business and the Association for Corporate Growth. Dr. Bhaskar was appointed by Governor Jon Huntsman as the Chairman of the Board, Governor’s Office of Economic Development, and served in this role from 2006 to 2011. He also served as a Member of the Utah Hogle Zoo Board from 2016 to 2022. Beginning in 2006, he began serving on the Industrial Advisory Board, College of Engineering, University of Utah. Dr. Bhaskar was appointed by the US Secretary of Labor to serve on the MSHA Belt Air Committee, US Department of Labor in 1992. He was also a Member of Mensa since 1985, and Sigma Xi, the Scientific Research Honor Society. Dr. Bhaskar received his Ph.D. Engineering (1987), M.S. in Finance (1987), and M.S. (Dual) in Engineering and Operations Research (1984) from Pennsylvania State University. He obtained his B. S. in Engineering from the Indian Institute of Technology (ISM) Dhanbad.

Sanchaita Datta – Co-Founder, President, Chief Technical Officer and Director

Ms. Datta co-founded FatPipe, and has served as its President and Chief Technology Officer and director since 2010. She invented and patented technologies related to the field of SD-WAN, having contributed to this multi-billion-dollar market segment. Ms. Datta is qualified to serve as a director of the Board as she has been part of the Company’s management since 2010, and possesses the skills and leadership qualities necessary to make informed decisions in the best interests of the Company. She obtained her M.S. in Electrical Engineering from Pennsylvania State University, and served as a Research Assistant in the famed Material Research Lab from 1986-1988, where her Masters project pertained to the electromagnetic response to the coatings applied to the U.S. stealth bomber program. She completed all the requirements for Ph.D. except dissertation at the University of Utah from 1989-1994. She later served as the Project Manager at Megahertz Corp (acquired by US Robotics) in 1992-1995, where she helped develop the industry’s first Remote Access Server. She was also one of the first voting members of the IEEE’s Standards Committees for high-speed computer networking and WiFi technologies that remain in use today.

Ms. Datta was appointed by Gov. Spencer Cox to serve on the Utah chapter of America 250 Commission since May 2023, a national Commission established by Congress to plan the celebration of the 250th anniversary of our nation’s founding. Ms. Datta was appointed by Governor Spencer Cox to the Board of Higher Education and by Governor Gary Herbert to the Board of Regents for the State of Utah in 2018 to 2023. She served on the National Presidential Advisory Board of Utah Valley University and appointed by Gov. Gary Herbert to serve on the Board of Trustees of Salt Lake Community College from 2013 to 2018. She was a member of Governor Jon Huntsman Jr.’s Transition Team in 2004, and the Review Board for Utah’s Centers of Excellence program. Ms. Datta was also a Trustee of Utah Women in Technology in 2006.

In 2022, Ms. Datta was recognized as a 2022 Silicon Slopes Hall of Fame CTO of the Year. She was also named as a Tech Trailblazer and CXO of the Year by Utah Business magazine in 2020. She received YWCA’s Outstanding Achievement Award and was also recognized as one of the 30 Women to Watch (2001) and Top 25 Most Influential Business People in Utah (2006).

Eric Sherb – Chief Financial Officer (Principal Accounting Officer)

Mr. Sherb has over fifteen years of experience in accounting advisory, auditing, and mergers and acquisitions. Prior to joining the Company, in 2019, Mr. Sherb founded EMS Consulting Services LLC, an accounting advisory firm focused on helping entrepreneurs, start-ups, and small businesses. In his other previous professional experiences, Mr. Sherb contributed to bookkeeping, consolidation, financial statement preparation and analysis, management investor reporting, and financial modeling. He has also provided technical advisory on debt and equity financings, business combinations, revenue recognition, and lease arrangements. He holds a Bachelor of Business Administration in Accounting and Finance from Emory University.

I. Bobby Majumder – Director

Mr. Majumder is a corporate/securities lawyer with over 25 years of experience primarily in the energy (oil, gas, coal and renewables), healthcare and information technology industry verticals. Across these verticals, he has advised on domestic and cross-border public offerings, mergers & acquisitions, and private equity transactions. He has advised clients such as Howard Hughes Corporation (NYSE: HHC), ExxonMobil (NYSE: XOM), Amazon.com, Inc. (Nasdaq: AMZN) and Tech Mahindra Ltd. (NSE: TECHM), and has been recognized with several awards during his career. In 2021, he began a position as partner and head of the India Desk at Frost Brown Todd, a large, national, full-service law firm. Before joining Frost Brown Todd, he was a partner with Reed Smith LLP, from 2019 to 2021, where he was the Dallas co-Office Managing Partner and the co-Head of the firm’s India Practice. He served on the board of directors and as Lead Independent Director of Bluerock Residential Growth REIT, Inc. (NYSE: BRG), from 2013 to 2022, a real estate trust investing in institutional-quality apartment communities in US growth markets. Finally, he has served as a trustee and member of the Audit Committee of Total Income + Real Estate Fund (Nasdaq Global Market: TIPRX), a real estate interval fund since 2013. He is NACD Directorship Certified®. Mr. Majumder holds a JD from Washington & Lee University and a BA from Trinity University. Mr. Majumder is a great addition to the Board, as he brings experience from his time serving on the Board of BlueRock Residential Growth REIT, Inc. from January of 2013, to October of 2022; and also serving on the Board of BlueRock HomesTrust, Inc, from October of 2022 to present day. Mr. Majumder brings a unique combination of corporate, merger and acquisitions and international law experience to the Board.

Ajay Tandon – Director

Mr. Tandon has over 35 years of experience in executive and non-executive roles and has served on the boards of 25 companies, making him an invaluable asset to the Board. Mr. Tandon has served in a number of senior management capacities, including over 11 years with Tata Autocomp from 2006-2018, six years at General Motors from 2000-2006 and over 16 years with Godrej & Boyce Pvt. Ltd. from 1981-1983 & 1985-2000. In 2020, he began serving as a director for Arjas Steel and in 2022, as director for Hamilton Research and Technology. Presently he serves on the board of 7 companies. During his distinguished tenure at Tata Autocomp Systems, ltd., Mr. Tandon was Managing Director and CEO from 2013 to 2018, and served as a director of the Tata Autocomp board for five years from 2013 to 2018. Additionally, Mr. Tandon was a board member of 17 affiliated Tata Autocomp companies over a ten year period, and held a number of senior operating roles, including leadership roles for twelve different business units. Mr. Tandon managed 7,000 employees globally and was awarded CEO of the Year by the Indian Institute of Materials Management (2015). Mr. Tandon also served as President of Tata Autocomp (2008-2013), CEO of Tata Johnson Controls (2006-2008), VP of Global Procurement and Supply Chain at General Motors (2000-2006), and VP of Projects, Sales and Materials at Godrej GE Appliances ltd from 1992-2000. Mr. Tandon received his Bachelor of Technology degree in Mechanical Engineering from IIT Madras in 1981, and PGDM in Management from IIM Ahmedabad in 1985. Mr. Tandon contributes a deep network of relationships and vast experience operating in a global business environment and has unique insights into growing operations particularly in the Indian market.

Jean Turgeon – Director

Mr. Turgeon currently serves as the Chief Technology Officer and Chief Information Officer of Arkadin/NTT Cloud Communications/NTT Ltd (January 2020 to present). In this role he prepared a digital transformation and execution plan over a 36 months period to simplify information systems, digitize customer experiences, automate processes and delivery, globalize service desk and resolver groups, and deliver global services to Nippon Telephone and Telegraph (“NTT”) customers while tightly integrating with NTT Ltd. He manages approximately 450 employees globally across five key functions (Infrastructure, Support, IS, Delivery and Telco) with a budget of approximately $50M USD. Prior to NTT, he was the Chief Technologist at DXC Technology from 2019 to 2020. Earlier, Mr. Turgeon worked at Avaya and Nortel from 1996 to 2019 where he held several VP positions. Mr. Turgeon was VP and Chief Technologist for worldwide sales at Avaya, where he helped develop and deliver the necessary suite of technologies to form a strong partner eco-system developed specifically for Smart Solutions. He was also VP, Technical Solutions Strategy and Marketing from September 2012 to August 2013. Prior to Avaya he was Director, Product Line Management (Ethernet, Security) at Nortel Networks/Bay Networks (Nortel). He obtained his Executive Master Business Administration (EMBA) 2003-2005 from the University of Ottawa, and B.S. in Electronics from Institut Teccart, College – Science 1980-1981, Cégep Thetford Mines. His awards include TMT News Award: “Most Influential CTO in Business Communications and Best VP in Networking 2016.” He was ranked #53 in Top 100 most influential technologist for Unified Communications by Onalytica. Mr. Turgeon is a great addition to the Board, as he brings decades of technology experience in data communication and partner relationships and has extensive experience in various leadership roles throughout his career.

Family Relationships

Dr. Bhaskar (our Chief Executive Officer and Chairman of our Board) and Sanchaita Datta (our President and Chief Technology Officer) have been married since 1988. There are no additional family relationships among any of our directors and officers, other than the relationship described above.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any material legal proceeding in the past five years.

Code of Ethics

Before the closing of this offering, we plan to adopt a Code of Ethics applicable to our officers, directors and employees. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Board and Committee Meetings

Our Board has held seven formal meetings and several informal meetings during the fiscal year ended March 31, 2024. All proceedings of the Board taken at a formal meeting were evidenced by minutes taken at such meeting. All other matters approved by the Board outside of any formal meeting were evidenced by resolutions consented to by all the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Utah Business Corporation Act (“UBCA”) and our Bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held.

Corporate Governance and Nominating Committee

At the closing of this offering, our Corporate Governance and Nominating Committee will consist of I. Bobby Majumder and Ajay Tandon. The functions of the Corporate Governance and Nominating Committee will include, in part:

●	identifying and recommending candidates for membership on our Board;
●	reviewing and recommending the composition of our committees;
●	making recommendations to our Board concerning governance matters;
●	establish an orientation and continuing education program for newly elected Board members; and
●	assessing the effectiveness of the Board as a whole.

Audit and Finance Committee and Audit Committee Financial Expert

Our Board has determined that, upon the closing of this offering, our Audit Committee will consist of I. Bobby Majumder, Ajay Tandon and Jean Turgeon.

Our Board has determined that I. Bobby Majumder qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We believe that the members of our Audit and Finance Committee are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.

Compensation Committee

Upon the closing of this offering, the Board will appoint a Compensation Committee comprised of the following Board members: I. Bobby Majumder and Jean Turgeon. A Compensation Committee charter will be adopted by the Board prior to the closing of this offering to govern the Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

a)	our principal executive officer; and

b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years 2025 and 2024;

who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table:

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)		($)

Ragula Bhaskar(1)	2025	$230,000	-	-	-	-	-	-	-	$230,000
Co-Founder, Chief Executive Officer, and Director	2024	$240,000	-	-	-	-	-	-	-	$240,000

Sanchaita Datta(2)	2025	$261,089	-	-	-	-	-	-	-	$261,089
Co-Founder, President, Former Principal Financial Officer,	2024	$272,717	-	-	-	-	-	-	-	$272,717
Chief Technical Officer, and Director

Eric Sherb	2025	$-	-	-	-	-	-	-	-	$-
Chief Financial Officer	2024	$-	-	-	-	-	-	-	-	$-

(1)	Dr. Bhaskar was appointed as Chief Executive Officer on October 14, 2009 and director on the same date.

(2)	Ms. Datta became President, Chief Technical Officer on October 14, 2009 and director on the same date.

(3)	Mr. Sherb was appointed as Chief Financial Officer on April 24, 2025.

Consulting Agreements

The Company does not have any consulting agreements at this time.

Outstanding Equity Awards at Fiscal Year End

During our fiscal years ended March 31, 2025 and 2024, there were no equity-based awards granted to any executive officers of the Company.

Option Exercises

During our fiscal years ended March 31, 2025 and 2024, no named executive officers held or exercised any options.

Compensation of Directors

During the fiscal years ended March 31, 2025, and March 31, 2024, directors were compensated for their services in the amount of $2,838 and $725, respectively.

2024 Equity Incentive Plan

Our 2024 Equity Incentive Plan (the “Plan”) governs equity awards to our employees, directors, consultants and other eligible participants. The Plan reserves a total of 2,600,000 shares of common stock (the “Share Reserve”). The Share Reserve is subject to an annual increase on April 1st of each fiscal year, in an amount equal to 3% of the total number of shares of common stock outstanding. Incentive awards generally may be issued to officers, key employees, consultants, and directors and include the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee Interlocks and Insider Participation

During the majority of the fiscal year ended March 31, 2025, we did not have a Compensation Committee or another committee of the Board of directors performing equivalent functions. Instead, the entire Board performed the function of Compensation Committee. Our Board approved the executive and director compensation updates, with the entire Board acting as the Compensation Committee. Updated compensation is as disclosed in this registration statement on Form S-1. Prior to the closing of this offering, the Board will establish a Compensation Committee comprised of the following directors: Bobby Majumder, and Jean Turgeon.

Compensation Committee Report

As the Compensation Committee has not yet been formed, it did not, during the fiscal year March 31, 2025, hold any meetings and therefore there is no compensation committee report. The Compensation Committee Charter, which will be adopted by the Board to govern the Compensation Committee, will be available on our website at www.fatpipe.com.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 30, 2025, regarding the beneficial ownership of our common stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our common stock, (ii) each of our directors, director nominees and named executive officers, and (iii) all of our directors, director nominees and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o FatPipe, Inc., 392 East Winchester Street, Fifth Floor, Salt Lake City, UT 84107. As of April 30, 2025, there were 13,817,488 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, notes or other conversion privileges currently exercisable or convertible, or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, note, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Ragula Bhaskar	2,285,766	16.5%
Sanchaita Datta (4)	1,546,242	11.2%
Ajay Tandon(4)	-	* %
I. Bobby Majumder*(4)	1,191	* %
Jean Turgeon (4)	-	* %
Zions SBIC, LLC(1)	1,243,694	9.0%
The Mason Sutter SF Trust(2)(4)	1,590,517	11.5%
Skyline Investment Trust(3)(4)	1,030,820	7.5%
Directors, Director Nominees and Executive Officers as a Group (5 persons) (4)	6,455,727	46.7%

*Less than 1%

(1) The beneficial owner’s address is 1338 Foothill Drive, #282 Salt Lake City, UT 84108.

(2) Dr. Bhaskar is the beneficial owner of The Mason Sutter SF Trust, which owns 1,590,517 shares of common stock of the Company and has an address at 3753 Howard Hughes Pkwy., Suite 200, Las Vegas, NV 89169.

(3) Ms. Datta is the beneficial owner of the Skyline Investment Trust, which owns 1,030,820 shares of common stock of the Company and has an address at 3753 Howard Hughes Pkwy., Suite 200, Las Vegas, NV 89169.

(4) Unless otherwise noted, the address of each beneficial owners listed in footnote 4 is the Company’s address, located at 392 East Winchester Street, Fifth Floor, Salt Lake City, Utah 84107.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of the fiscal year ended March 31, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the fiscal year end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	March 31,
	2025	2024
Audit fees	$37,500	$40,525
Audit-Related Fees	4,730	4,832
Tax Fees	-	-
All other fees	-	-
Total	$42,230	$45,357

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Exhibits

The following exhibits are filed as part of this registration statement:

Exhibit Number	Description
1.1*	Form of Underwriting Agreement
3.1*	Articles of Incorporation of FatPipe, Inc., dated October 14, 2009
3.2*	Amended and Restated Articles of Incorporation of FatPipe, Inc., dated October 14, 2010
3.3*	Restated Articles of Incorporation of FatPipe, Inc., dated November 19, 2021
3.4*	Certificate of Amendment to the Restated Certificate of Incorporation of FatPipe, Inc., dated June 20, 2024
3.5*	Bylaws of FatPipe, Inc., dated October 14, 2010
5.1*	Legal Opinion of Dentons US LLP
10.2*#	Form of Equity Incentive Plan
10.3*	Business Loan Agreement, Commercial Security Agreement, Intellectual Property Security Agreement and Promissory Note, dated January 25, 2023 by and among Celtic Bank Corporation, FatPipe, Inc., and its subsidiaries named therein
10.4*	Office Lease, dated November 26, 2018, by and between WCF Mutual Insurance Company and Fat Pipe Networks, Inc.
10.5*	First Amendment to Office Lease, dated January 24, 2024, by and between WCF Mutual Insurance Company and FatPipe Networks, Inc.
10.6*	Lease Deed, dated January 1, 2018, by and between Back Office Xtensions India Pvt. Ltd. and FatPipe Networks Pvt., Ltd.
10.7*	Lease Deed, dated April 1, 2020, by and between Back Office Xtensions India Pvt. Ltd. and FatPipe Networks Pvt., Ltd.
21.1*	Subsidiaries of the Registrant
23.1	Consent of Dentons US LLP (Included in Exhibit 5.1)
24.1*	Powers of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Consent of I. Bobby Majumder, as director nominee
99.2*	Consent of Ajay Tandon, as director nominee
99.3*	Consent of Jean Turgeon, as director nominee
99.4*	Audit Committee Charter
99.5*	Compensation Committee Charter
99.6*	Nominating and Corporate Governance Committee Charter
99.7*	Clawback Policy
99.8*	Whistleblower Policy

#	Management contract or compensatory plan, contract, or arrangement.
*	Previously Filed
**	To be filed by amendment.

ITEM 16. FORM 10–K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATPIPE, INC.

By:	/s/ Ragula Bhaskar, Ph.D.
Ragula Bhaskar, Ph.D.
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Capacity:	Date:

/s/ Ragula Bhaskar, Ph.D.	Co-Founder, Chief Executive Officer, Chairman of the Board of Directors, and Director	June 30, 2025
Ragula Bhaskar, Ph.D.	(Principal Executive Officer)

/s/ Sanchaita Datta	Co-Founder, President, Chief Technical Officer Director	June 30, 2025
Sanchaita Datta

/s/ Eric Sherb	Chief Financial Officer (Principal Accounting Officer)	June 30, 2025
Eric Sherb

/s/ I. Bobby Majumder	Director	June 30, 2025
Bobby Majumder

/s/ Ajay Tandon	Director	June 30, 2025
Ajay Tandon

/s/ Jean Turgeon	Director	June 30, 2025
Jean Turgeon

