Form 10-Q
period 2025-06-30
Fatpipe Inc/UT
filed 2025-07-30
CIK 1993400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 28, 2025, there were 13,826,468 shares of the Company’s common stock issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Financial Statements

FatPipe Inc and Subsidiaries

Consolidated Balance Sheets

	June 30,	March 31,
	2025	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$5,906,988	$2,920,550
Accounts receivable, net	3,966,695	3,764,945
Inventory	408,160	419,677
Other current assets	639,878	666,376
Contracts receivable - current, net	5,415,832	5,191,136
Total current assets	16,337,553	12,962,684
Property and equipment, net	92,791	57,844
Intangible assets, net	964,165	1,048,620
Operating lease right of use assets, net	1,361,468	1,455,373
Contracts receivable - non current, net	12,806,331	12,307,266
Other assets	379,156	379,077
Deferred tax asset	76,905	76,905
Total assets	$32,018,369	$28,287,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310,227	$437,253
Accrued expenses and other current liabilities	3,666,867	3,863,096
Deferred revenue	1,218,179	1,358,632
Operating lease liabilities, current	376,817	366,677
Notes payable, current	731,196	463,422
Total current liabilities	6,303,286	6,489,080
Notes payable, non-current	4,183,321	4,642,317
Operating lease liabilities, non-current	1,019,498	1,114,067
Other non-current liabilities	117,039	116,988
Total liabilities	11,623,144	12,362,452

Commitments and contingencies (Note 9)

Stockholders’ equity:

Common stock, $0.01 par value; 50,000,000 shares authorized, 13,826,468 and 13,026,464 shares of common stock issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	130,265	130,265
Additional paid-in capital	5,372,577	1,588,105
Retained earnings	11,847,258	11,106,063
Accumulated other comprehensive income	3,045,125	3,100,884
Total stockholders’ equity	20,395,225	15,925,317
Total liabilities and stockholders’ equity	$32,018,369	$28,287,769

FatPipe Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended
	June 30,
	2025	2024
	(Unaudited)
Revenues	$3,935,923	$3,750,319
Cost of revenues	226,934	283,680
Gross profit	3,708,989	3,466,639

Operating expenses:
Sales and marketing	1,051,665	1,014,935
General and administrative	586,999	581,122
Product development	474,457	423,500
Employee cost	593,191	587,239
Total operating expenses	2,706,312	2,606,796

Income from operations	1,002,677	859,843

Other income (expense), net:
Interest income	5,799	26,090
Foreign exchange gain/(loss)	17,792	(27,426)
Interest expense	(69,888)	(86,032)
Total other income (expense), net	(46,297)	(87,368)

Income before benefit/(provision) for taxes	956,380	772,475
Income tax benefit/(provision)	(215,185)	(163,398)
Net income	741,195	609,077
Less: Net loss attributable to non-controlling interests	-	(16,416)
Net income attributable to stockholders	$741,195	$625,493

Net income per common share - basic and diluted	$0.05	$0.05
Weighted average common shares outstanding - basic and diluted	13,826,468	12,449,308

Net income	$741,195	$609,077
Other comprehensive income
Foreign currency translation adjustment	(55,759)	(87,255)
Total other comprehensive income, net of tax	(55,759)	(87,255)
Comprehensive income	685,436	521,822
Comprehensive loss attributable to non-controlling interests	-	(3,385)
Comprehensive income attributable to stockholders	$685,436	$518,437

FatPipe Inc and its Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid in	Retained	Accumulated Other Comprehensive	Total Fatpipe Stockholders’	Non-controlling	Total
	Shares	Amount	capital	Earnings	Income	Equity	Interests	Equity
Balance as of March 31, 2024	12,449,308	$124,493	$1,517,753	$9,040,515	$3,254,706	$13,937,467	$112,654	$14,050,121
Net income (loss)	-	-	-	625,493	-	625,493	(16,416)	609,077
Other comprehensive income	-	-	-	-	(83,390)	(83,390)	(3,865)	(87,255)
Balance as of June 30, 2024 (unaudited)	12,449,308	$124,493	$1,517,753	$9,666,008	$3,171,316	$14,479,570	$92,374	$14,571,944

Balance as of March 31, 2025	13,026,464	$130,265	1,588,105	$11,106,063	$3,100,884	$15,925,317	$-	$15,925,317
Issuance of shares pursuant to initial public offering	800,004	-	3,935,522	-	-	3,935,522	-	3,935,522
offering cost	-	-	(151,050)	-	-	(151,050)	-	(151,050)
Net income	-	-	-	741,195	-	741,195	-	741,195
Other comprehensive income (loss)	-	-	-	-	(55,759)	(55,759)	-	(55,759)
Balance as of March 31, 2025 (unaudited)	13,826,468	$130,265	$5,372,577	$11,847,258	$3,045,125	$20,395,225	$-	$20,395,225

FatPipe Inc and its Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	June 30,
	2025	2024
	(Unaudited)
Cash Flows From Operating Activities
Net income	$741,195	$609,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,957	133,545
Allowance for contract receivables	33,811	49,392
Changes in operating assets and liabilities:
Accounts receivable	(201,750)	(301,098)
Contracts receivable	(757,572)	(546,374)
Inventories	11,517	24,994
Other assets	(79)	239
Other current assets	26,498	(66,467)
Accounts payable	(127,026)	(168,844)
Accrued expenses and other current liabilities	(196,229)	225,324
Deferred revenue	(140,453)	(190,188)
Other non current liabilities	51	(148)
Operating lease liability, net	9,476	(21,917)
Net cash used in operating activities	(508,604)	(252,465)

Cash Flows From Investing Activities
Purchase of equipment	(42,449)	(1,955)
Intangible assets	-	(3,000)
Net cash used in investing activities	(42,449)	(4,955)

Cash Flows From Financing Activities
Repayment of debt	(191,222)	-
Issuance of shares pursuant to initial public offering	3,784,472	-
Net cash provided by financing activities	3,593,250	-

Effect of exchange rate changes on cash and cash equivalents	(55,759)	(87,256)
Net change in cash and cash equivalents	2,986,438	(344,676)
Cash and cash equivalents:
Beginning of the period	2,920,550	1,112,519
End of the period	$5,906,988	$767,843

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$69,888	$302,124

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

As of March 31, 2024, the Company owned 95.6% of the outstanding shares of capital stock of FatPipe Networks Private Limited (“Limited”) and remaining 4.4% of the outstanding shares of capital stock of Limited were owned by certain individual stockholders (collectively, the “Limited non-controlling interests”). In July 2024, pursuant to the terms of a stock purchase and sale agreement, the Company issued an aggregate of 577,156 shares of common stock in exchange for the Limited non-controlling interests. As of June 30, 2025, Limited was a wholly-owned subsidiary of the Company (see Note 3).

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

Remaining Performance Obligations	Three Months Ended
	June 30,
	2025	2024
Product	$703,409	$1,245,262
Service	1,663,980	2,969,689
Total	2,367,389	4,214,951

Short Term – RPO – within 12 months	1,218,179	1,329,224
Long Term – RPO – from 13 to 36 months	165,548	2,015,529
Long Term RPO (37 month to 60 months)	983,662	870,198
Total	$2,367,389	$4,214,951

Amount to be recognized as revenue over next 12 months

	June 30,	March 31,
	2025	2025
Deferred Revenue	$1,218,179	$1,358,632
	$1,218,179	$1,358,632

Deferred Revenue

	June 30,	March 31,
	2025	2024
Product	$-	$-
Service	1,218,179	1,358,632
Total	$1,218,179	$1,358,632

	June 30,	March 31,
	2025	2024
Current	$1,218,179	$1,358,632
Non-Current	-	-
Total	$1,218,179	$1,358,632

Contract balances

June 30,
2025
Allowance for bad debts at the beginning of the period	$(1,018,756)
(Provisions) / reversal	(30,706)
Recoveries	-
Allowance for bad debts at the end of the period	$(1,049,462)

Disaggregated revenue

We disaggregate our revenue into products, services and consulting revenue that depict the nature, amount, and timing of revenue and cash flows for our various offerings.

	Three Months Ended
	June 30,
	2025	2024
Product revenue	$2,392,303	$2,105,347
Service revenue	953,287	868,231
Consulting revenue	590,333	776,742
Total	$3,935,923	$3,750,319

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

The Company has not identified any such impairment losses for the period ended June 30, 2025 and March 31, 2025.

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

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. The Company discloses related party transactions that are outside of normal compensatory agreements, such as salaries. The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions..

Concentrations

The Company has no significant geographic concentrations in either trade accounts receivable or revenue.

	Three Months Ended
	June 30,
Revenue by Geography	2025	2024
US	$3,779,625	$3,521,923
Rest of the World	156,298	228,396
	$3,935,923	$3,750,319

At June 30, 2025, the carrying amount of cash was $5,906,988, only a portion of which is covered by federal depository insurance. At March 31, 2025, the carrying amount of cash was $2,920,550, only a portion of which is covered by federal depository insurance.

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

The company has three major partners that account for approximately 43.51% of the company’s consolidated revenues for the three months ended June 30, 2025 and three major partners that accounted for 54.11% for the three months ended June 30, 2024. As reflected in the table below, partner A contributed $1,495,461 or 38.00% in revenue for the three months ended June 30, 2025, and $1,647,626 or 43.93% for the three months ended June 30, 2024. Separately, Partner B contributed $149,854 or 3.81% for the three months ended June 30, 2025, and $305,275 or 8.14% for the three months ended June 30, 2024. Partner C contributed $67,200 or 1.71% in for the three months ended June 30, 2025, and $76,310 or 2.03% for the three months ended June 30, 2024

	Three Months Ended
	June 30,
Partner	2025	2024
Partner A (%)	38.00%	43.93%
Partner B (%)	3.81%	8.14%
Partner C (%)	1.71%	2.03%
Total	43.51%	54.11%

	Three Months Ended
	June 30,
Partner	2025	2024
Partner A (Revenue)	$1,495,461	$1,647,626
Partner B (Revenue)	149,854	305,275
Partner C (Revenue)	67,200	76,310
Total	$1,712,515	$2,029,211

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

NOTE 2: PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consist of the following:

	June 30,	March 31,
	2025	2025
Furniture and fixtures	$282,175	$256,415
Office equipment and computers	510,751	493,873
	792,926	750,288
Less: Accumulated depreciation	(700,135)	(692,444)
	$92,791	$57,844

Depreciation expense for the three months ended June 30, 2025 and 2024 amounted to $7,502 and $8,492, respectively.

NOTE 3: INTANGIBLE ASSETS, NET

The Company’s intangible assets consist of the following:

	June 30,	March 31,
	2025	2025
Product development	$218,383	$218,383
Patent costs	7,790,890	7,790,890
	8,009,273	8,009,273
Less: Accumulated amortization	(7,045,108)	(6,960,653)
	$964,165	$1,048,620

Amortization expense for the three months ended June 30, 2025 and 2024 amounted to $84,455 and $125,053, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending March 31,
2026	$221,637
2027	230,007
2028	156,350
2029	102,283
Thereafter	253,888
Total	$964,165

NOTE 4: NOTE PAYABLE

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

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of Directors of the Company, along with a personal guarantee given by them and a Trust, where the directors are trustees. During the three months ended June 30, 2025, the Company made principal payments totaling $57,570.

Future maturities of long-term debt are as follows:

Year Ended March 31,
2026	731,196
2027	359,811
2028	392,588
2029	428,352
2030	467,373
Thereafter	2,535,197
Total principal repayments	4,914,517
Less: Current portion	731,196
Long-term portion of notes payable	$4,183,321

Interest expense was $69,888 and $86,032 for the three months ended June 30, 2025 and 2024, respectively.

Short Term Debt

On June 15, 2023, the company received an interest free loan for $120,000 from Stay in Business Inc., repayable on demand. During the year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement During the three months ended June 30, 2025, the Company repaid the entire outstanding balance of the loan.

NOTE 5: STOCKHOLDERS’ EQUITY

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

During the three months ended June 30, 2025, the Company issued an aggregate of 800,004 shares of common stock for total proceeds of $3,935,522 pursuant to the April 2025 Offering, including partial exercise of the underwriter’s over-allotment option.

As of June 30, 2025, the total number of outstanding shares is 13,826,468.

Preferred Stock

The Company is not currently authorized to issue preferred stock under its Articles of Incorporation, but may choose to do so in the future.

NOTE 6: LEASES

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

	June 30,	March 31,
	2025	2025
Operating leases:
Operating lease right of use assets, net	$1,361,468	$1,455,373

Operating lease liabilities - current	$376,817	$366,677
Operating lease liabilities - Non-current	1,019,498	1,114,067
Total operating lease liabilities	$1,396,315	$1,480,744

	Three Months Ended
	June 30,
	2025	2024
Operating lease expense:
Operating Lease Cost	$116,395	$99,291
Short term Lease Cost	15,327	22,408
Total operating lease expense	$131,722	$121,699

	Three Months Ended
	June 30,
	2025	2024
Operating Cash Flows for Operating Leases	$87,424	$-

Year Ended March 31,	Operating leases
2026	$270,139
2027	472,043
2028	489,110
2029	192,839
2030	77,808
Total minimum lease payments	1,501,939
Less: imputed interest	(105,624)
Total lease obligations	1,396,315
Less: Current portion	376,817
Long-term portion of lease obligations	$1,019,498

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following is a summary of accrued expenses and other current liabilities:

	June 30,	March 31,
	2025	2025
Provision for tax	$3,182,489	$2,967,305
Accrued employer expenses	363,882	18,969
Credit card payables	60,154	352,792
Employee payables	-	429,366
Other current liabilities	58,699	91,669
Sales tax payable	1,000	-
Provisions	643	2,995
	$3,666,867	$3,863,096

NOTE 8: RELATED PARTY TRANSACTIONS

The subsidiary company “FatPipe Networks Private Limited” has taken a lease from a company “Back Office Extensions India Pvt Ltd” in which the Company’s directors are management. The total lease payments amounted to $22,183 and $22,408 for the three months ended June 30, 2025 and 2024 respectively.

The Company has received a short-term interest free loan from a related entity which is controlled by the Company's Chief Executive Officer, Stay in Business Inc, for $120,000. The loan is repayable on demand during the year 2023-24. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2025. During the three months ended June 30, 2025, the Company repaid the entire outstanding balance of the loan.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. SUBSEQUENT EVENTS:

The Company evaluated the subsequent events through July 28, 2025, the date at which the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements” below. We have no obligation to update any of these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Quarterly Report. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains statements that constitute forward-looking statements that are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or the future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our software solutions and offerings;

●	our ability to successfully execute on our growth strategy and enter into new markets;

●	our ability to expand in existing markets;

●	increased levels of competition;

●	our relationships with our key customers;

●	changes in customer preferences and the level of acceptance of our software services;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	other risks, including those described in the “Risk Factors” section of this prospectus.

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

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We service customers in geographies around the world, with our largest customer populations located in the United States and India. We plan to continue expanding our presence throughout North America and parts of Southeast Asia. Further, FatPipe is in discussions with potential partners to offer geography specific software license bundles to address these market needs. Customers in different geographies require different licenses and network servers specific to their needs and prices. We plan to expand our presence in Mexico and Asian markets with products and services bundles to address geography specific markets.

Industry

SD-WAN is a network architecture that allows enterprises to utilize software and virtualization technologies to enhance the performance, security, and manageability of their WANs that connect offices, data centers, cloud applications, and cloud storage. This innovative architecture has emerged as a force in the world of networking and connectivity, revolutionizing the way organizations manage and optimize their WANs. SD-WAN technology enables organizations to leverage multiple types of connections, such as broadband, multiprotocol label switching, and LTE, to create a unified and intelligent network that can be centrally managed and orchestrated. This flexibility not only improves network efficiency but also reduces costs associated with expensive dedicated circuits, and the technology represents a seismic shift from traditional static network architectures to dynamic, agile, and cloud-centric solutions. SD-WAN applications have gained tremendous momentum in recent years due to their ability to address many evolving needs of modern businesses.

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

NMS. The total NMS market, including both cloud-based and on-premise solutions, is projected by the Maia Research Report to grow at a more modest CAGR of 10.0% for the period from 2022 to 2030. Total market revenues for NMS solutions are estimated at $2.0 billion in 2022, approximately three-quarters of which is categorized at cloud-based, and is projected to grow to approximately $4.4 billion, when cloud-based solutions will account for almost 85% of the total market.

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

Operating Expenses

Our operating expenses consist of marketing and sales (M&S) expense, general and administrative (“G&A”) expense and product development and expense. Historically, we have not capitalized any material portion of our product development expense.

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

Results of Operations

For the Three Months Ended June 30, 2025 and 2024

	Three Months Ended
	June 30,
	2025	2024
	(Unaudited)
Revenues	$3,935,923	$3,750,319
Cost of revenues	226,934	283,680
Gross profit	3,708,989	3,466,639

Operating expenses:
Sales and marketing	1,051,665	1,014,935
General and administrative	586,999	581,122
Product development	474,457	423,500
Employee cost	593,191	587,239
Total operating expenses	2,706,312	2,606,796

Income from operations	1,002,677	859,843

Other income (expense), net:
Interest income	5,799	26,090
Foreign exchange gain/(loss)	17,792	(27,426)
Interest expense	(69,888)	(86,032)
Total other income (expense), net	(46,297)	(87,368)

Income before benefit/(provision) for taxes	956,380	772,475
Income tax benefit/(provision)	(215,185)	(163,398)
Net income	741,195	609,077
Less: Net loss attributable to non-controlling interests	-	(16,416)
Net income attributable to stockholders	$741,195	$625,493

Revenue

In the three months ended June 30, 2025, Product Revenue was $3.189.292 compared to $2,745,182 during the same period in 2024, representing an increase of 16.2%. Overall, net revenue was $3,935,923, an increase of $185,604, or 5%, from the prior period ended June 30, 2024. Product and service revenue increased by $372,012 over the prior period, partially offset by a decrease in consulting revenue of $186,409. The increase in product and service revenue was primarily due to increased sales of our product solutions due to the Company’s ability to fully execute on its core business following the closing of the IPO in April 2025. Consulting Services revenue decreased due to the timing of consulting engagements.

Cost of Revenue

In the three months ended June 30, 2025, our cost of revenue was $226,934, a decrease of $56,746, or 20%, from the prior period ended June 30, 2024. Cost of revenue decreased as hardware product costs were lower. The cost of revenue includes costs associated with providing services to our customers, such as costs associated with hosting our cloud services.

Gross Profit and Gross Margin

In the three months ended June 30, 2025, our gross profit was $3,708,989, an increase of $242,350, or 7%, from prior period. The increase in gross profit reflects an increase in net revenue as well as lower cost of revenue.

Our gross margin increase to 94% in the three months ended June 30, 2025 from 92% in the prior period.

Sales and Marketing Expense

In the three months ended June 30, 2025, our sales and marketing expense was $1,051,665, an increase of $36,730, or 3.62%, compared to the prior period. This was primarily due to an increase in advertising and other promotional efforts in 2025.

General and Administrative Expense

In the three months ended June 30, 2025, our general and administrative expense was $586,999, an increase of $5,877 compared to the prior period. General and administrative expenses remained consistent in both periods.

Product Development Expense

Product development expense in the three months ended June 30, 2025 was $474,457, an increase of $50,957 compared to the prior period, as the Company continued its development plans for its cybersecurity products. The Company has ramped up its product development in early 2025 following its April 2025 IPO.

Employee Cost Expense

Employee cost expenses in the three months ended June 30, 2025 were $593,191, an increase of $5,952, compared to the prior period. The increase in employee cost expense is attributable to the increase in professional services revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense in the three months ended June 30, 2025 was $91,957, a decrease of $41,588, compared to the prior period. These expenses are categorized under general and administrative expenses.

Other Income (Expense)

Interest income during the three months ended June 30, 2025 was $5,799 as compared to $26,090 in the prior fiscal year. The decrease was due to lower interest rates from prior year.

Interest expense during the three months ended June 30, 2025 was $69,888, which was consistent with $86,032 in the prior year.

The foreign exchange gain/(loss) results from currency conversion from U.S. dollars to Indian rupees.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations and cash raised from the public offering of our common stock are our primary source of liquidity for funding our strategic business requirements.

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

Debt

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of Directors of the Company, along with a personal guarantee given by them and a Trust, where the directors are trustees. During the three months ended June 30, 2025, the Company made principal payments totaling $57,570.

Future maturities of long-term debt are as follows:

Year Ended March 31,
2026	731,196
2027	359,811
2028	392,588
2029	428,352
2030	467,373
Thereafter	2,535,197
Total principal repayments	4,914,517
Less: Current portion	731,196
Long-term portion of notes payable	$4,183,321

Interest expense was $69,888 and $86,032 for the three months ended June 30, 2025 and 2024, respectively.

Short Term Debt

On June 15, 2023, the company received an interest free loan for $120,000 from Stay in Business Inc., repayable on demand. During the year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement During the three months ended June 30, 2025, the Company repaid the entire outstanding balance of the loan.

Cash Flows

The following table sets forth certain combined statements of cash flow data:

	Three Months Ended
	June 30,
	2025	2024
	(Unaudited)
Cash Flows From Operating Activities
Net income	$741,195	$609,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,957	133,545
Allowance for contract receivables	33,811	49,392
Changes in operating assets and liabilities:
Accounts receivable	(201,750)	(301,098)
Contracts receivable	(757,572)	(546,374)
Inventories	11,517	24,994
Other assets	(79)	239
Other current assets	26,498	(66,467)
Accounts payable	(127,026)	(168,844)
Accrued expenses and other current liabilities	(196,229)	225,324
Deferred revenue	(140,453)	(190,188)
Other non current liabilities	51	(148)
Operating lease liability, net	9,476	(21,917)
Net cash used in operating activities	(508,604)	(252,465)

Cash Flows From Investing Activities
Purchase of equipment	(42,449)	(1,955)
Intangible assets	-	(3,000)
Net cash used in investing activities	(42,449)	(4,955)

Cash Flows From Financing Activities
Repayment of debt	(191,222)	-
Issuance of shares pursuant to initial public offering	3,784,472	-
Net cash provided by financing activities	3,593,250	-

Effect of exchange rate changes on cash and cash equivalents	(55,759)	(87,256)
Net change in cash and cash equivalents	2,986,438	(344,676)
Cash and cash equivalents:
Beginning of the period	2,920,550	1,112,519
End of the period	$5,906,988	$767,843

Operating Activities

Net cash used in operating activities in the three months ended June 30, 2025 was $508,604 compared to $252,465 in the prior period. The increase in cash used in operating activities was primarily due to $331,088 in additional cash used in operating assets and liabilities, partially offset by higher net income in 2025 of $132,118. This also includes NASDAQ listing fees and related expenses.

Investing Activities

Net cash used in investing activities in the three months ended June 30, 2025 was $42,449 as compared to $4,955 in the prior period. Cash used in investing activities was primarily due to the purchase of equipment.

Financing Activities

Net cash provided by financing activities in the three months ended June 30, 2025 was $3,593,250. Cash provided by financing activities included $3,784,472 in proceeds from the Company’s April 2025 IPO, partially offset by $191,222 in repayment of debt. There was no cash provided by or used in financing activities for the three months ended June 30, 2024.

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

In the three months ended June 30, 2025, our adjusted EBITDA increased by $101,245 compared to the prior fiscal year, primarily due to an increase in operating income as a result of higher revenues.

	Three Months Ended
	June 30,
	2025	2024
	(Unaudited)
Net income	$741,193	$609,077
Depreciation and amortization	91,957	133,545
Income tax benefit/(provision)	215,185	163,398
Interest expense	69,888	86,032
Foreign exchange gain/(loss)	(17,792)	27,426
Interest income	(5,799)	(26,090)
Adjusted EBITDA	$1,094,633	$993,388

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

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of June 30, 2025.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except with respect to the Company’s on-going liquidity needs, there were no material changes in the risk factors we previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

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

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
1.1*	Form of Underwriting Agreement
3.1*	Articles of Incorporation of FatPipe, Inc., dated October 14, 2009
3.2*	Amended and Restated Articles of Incorporation of FatPipe, Inc., dated October 14, 2010
3.3*	Restated Articles of Incorporation of FatPipe, Inc., dated November 19, 2021
3.4*	Certificate of Amendment to the Restated Certificate of Incorporation of FatPipe, Inc., dated June 20, 2024
3.5*	Bylaws of FatPipe, Inc., dated October 14, 2010
5.1*	Legal Opinion of Dentons US LLP
10.2*#	Form of Equity Incentive Plan
10.3*	Business Loan Agreement, Commercial Security Agreement, Intellectual Property Security Agreement and Promissory Note, dated January 25, 2023 by and among Celtic Bank Corporation, FatPipe, Inc., and its subsidiaries named therein
10.4*	Office Lease, dated November 26, 2018, by and between WCF Mutual Insurance Company and Fat Pipe Networks, Inc.
10.5*	First Amendment to Office Lease, dated January 24, 2024, by and between WCF Mutual Insurance Company and FatPipe Networks, Inc.
10.6*	Lease Deed, dated January 1, 2018, by and between Back Office Xtensions India Pvt. Ltd. and FatPipe Networks Pvt., Ltd.
10.7*	Lease Deed, dated April 1, 2020, by and between Back Office Xtensions India Pvt. Ltd. and FatPipe Networks Pvt., Ltd.
21.1*	Subsidiaries of the Registrant
23.1	Consent of Dentons US LLP (Included in Exhibit 5.1)
24.1*	Powers of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Consent of I. Bobby Majumder, as director nominee
99.2*	Consent of Ajay Tandon, as director nominee
99.3*	Consent of Jean Turgeon, as director nominee
99.4*	Audit Committee Charter
99.5*	Compensation Committee Charter
99.6*	Nominating and Corporate Governance Committee Charter
99.7*	Clawback Policy
99.8*	Whistleblower Policy

#	Management contract or compensatory plan, contract, or arrangement.
*	Previously Filed
**	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FATPIPE, INC.

	By:	/s/ Ragula Bhaskar, Ph.D.
Regula Bhaksar, Ph.D Chief executive Officer and Chairman
Date: July 30, 2025

