Form 10-Q
period 2025-09-30
Fatpipe Inc/UT
filed 2025-11-03
CIK 1993400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 13,924,468 shares of the Company’s common stock issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Financial Statements

FatPipe Inc and Subsidiaries

Consolidated Balance Sheets

	September 30,	March 31,
	2025	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$6,229,021	$2,920,550
Accounts receivable, net	4,334,621	3,764,945
Inventory	328,736	419,677
Other current assets	230,169	666,376
Contracts receivable - current, net	5,481,559	5,191,136
Total current assets	16,604,106	12,962,684
Property and equipment, net	85,098	57,844
Intangible assets, net	860,748	1,048,620
Operating lease right of use assets, net	1,254,254	1,455,373
Contracts receivable - non current, net	12,959,109	12,307,266
Other assets	402,805	379,077
Deferred tax asset	76,905	76,905
Total assets	$32,243,025	$28,287,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294,762	$437,253
Accrued expenses and other current liabilities	3,696,357	3,863,096
Deferred revenue	1,100,715	1,358,632
Operating lease liabilities, current	384,687	366,677
Notes payable, current	577,706	463,422
Total current liabilities	6,054,227	6,489,080
Notes payable, non-current	4,183,321	4,642,317
Operating lease liabilities, non-current	905,401	1,114,067
Other non-current liabilities	112,757	116,988
Total liabilities	11,255,706	12,362,452

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 13,924,468 and 13,026,464 shares of common stock issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	131,245	130,265
Additional paid-in capital	6,079,817	1,588,105
Retained earnings	11,803,871	11,106,063
Accumulated other comprehensive income	2,972,386	3,100,884
Total stockholders’ equity	20,987,319	15,925,317
Total liabilities and stockholders’ equity	$32,243,025	$28,287,769

FatPipe Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenues	$3,959,231	$5,595,576	$7,895,154	$9,345,895
Cost of revenues	312,904	229,315	539,838	512,995
Gross profit	3,646,327	5,366,261	7,355,316	8,832,900

Operating expenses:
Sales and marketing	1,202,636	919,392	2,254,301	1,934,327
General and administrative (includes $625,220 of stock based comp in 3 and 6 months ended September 2025)	1,392,675	1,183,797	1,979,674	1,764,919
Product development	489,157	435,402	963,614	858,902
Employee cost	562,652	564,298	1,155,843	1,151,537
Total operating expenses	3,647,120	3,102,889	6,353,432	5,709,685

Income (loss) from operations	(793)	2,263,372	1,001,884	3,123,215

Other income (expense), net:
Interest income	42,949	(15,576)	48,748	10,514
Foreign exchange gain/(loss)	27,895	17,380	45,687	(10,046)
Interest expense	(126,033)	(86,411)	(195,921)	(172,443)
Total other income (expense), net	(55,189)	(84,607)	(101,486)	(171,975)

Income (loss) before benefit/(provision) for taxes	(55,982)	2,178,765	900,398	2,951,240
Income tax benefit/(provision)	12,595	(551,117)	(202,590)	(714,515)
Net income (loss)	(43,387)	1,627,648	697,808	2,236,725
Less: Net loss attributable to non-controlling interests	-	16,416	-	-
Net income (loss) attributable to stockholders	$(43,387)	$1,611,232	$697,808	$2,236,725

Net income (loss) per common share - basic and diluted	$0.00	$0.13	$0.05	$0.17
Weighted average common shares outstanding - basic and diluted	13,892,903	12,737,886	13,820,522	13,026,464

Net income (loss)	$(43,387)	$1,627,648	$697,808	$2,236,725
Other comprehensive income:
Foreign currency translation adjustment	(72,739)	99,957	(128,498)	12,702
Total other comprehensive income, net of tax	(72,739)	99,957	(128,498)	12,702
Comprehensive income (loss)	(116,126)	1,727,605	569,310	2,249,427
Less: Comprehensive loss attributable to non-controlling interests	-	3,865	-	-
Comprehensive income (loss) attributable to stockholders	$(116,126)	$1,723,740	$569,310	$2,249,427

FatPipe Inc and its Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other	Total Fatpipe	Non-
	Common stock		Additional paid	Retained	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	in capital	Earnings	Income	Equity	Interests	Equity
Balance as of March 31, 2024	12,449,308	$124,493	$1,517,753	$9,040,515	$3,254,706	$13,937,467	$112,654	$14,050,121
Net income (loss)	-	-	-	625,493	-	625,493	(16,416)	609,077
Other comprehensive income	-	-	-	-	(83,390)	(83,390)	(3,865)	(87,255)
Balance as of June 30, 2024 (unaudited)	12,449,308	124,493	1,517,753	9,666,008	3,171,316	14,479,570	92,373	14,571,943
Issue of shares	577,156	5,772	70,352	36,530	-	112,654	(112,654)	-
Net income (loss)	-	-	-	1,611,232	-	1,611,232	16,416	1,627,648
Other comprehensive income	-	-	-	-	96,092	96,092	3,865	99,957
Balance as of September 30, 2024 (unaudited)	13,026,464	$130,265	$1,588,105	$11,313,770	$3,267,408	$16,299,548	$-	$16,299,548

Balance as of March 31, 2025	13,026,464	$130,265	1,588,105	$11,106,063	$3,100,884	$15,925,317	$-	$15,925,317
Issuance of shares pursuant to initial public offering	800,004	-	3,935,522	-	-	3,935,522	-	3,935,522
Offering costs	-	-	(151,050)	-	-	(151,050)	-	(151,050)
Net income	-	-	-	741,195	-	741,195	-	741,195
Other comprehensive loss	-	-	-	-	(55,759)	(55,759)	-	(55,759)
Balance as of June 30, 2025 (unaudited)	13,826,468	$130,265	$5,372,577	$11,847,258	$3,045,125	$20,395,225	$-	$20,395,225
Shares issued for cash and services	98,000	980	707,240	-	-	708,220	-	708,220
Net loss	-	-	-	(43,387)	-	(43,387)	-	(43,387)
Other comprehensive income	-	-	-	-	(72,739)	(72,739)	-	(72,739)
Balance as of September 30, 2025 (unaudited)	13,924,468	$131,245	$6,079,817	$11,803,871	$2,972,386	$20,987,319	$-	$20,987,319

FatPipe Inc and its Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	September 30,
	2025	2024
	(Unaudited)
Cash Flows From Operating Activities
Net income	$697,808	$2,236,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,065	266,692
Income tax provision	202,590	714,515
Allowance for contract receivables	66,502	133,847
Stock based compensation	625,220	-
Allowance for accounts receivables	-	492,772
Bad debts written off during the year	-	52,942
Foreign exchange	-	10,046
Changes in operating assets and liabilities:
Accounts receivable	(569,676)	(689,442)
Contracts receivable	(1,008,768)	(2,664,195)
Inventories	90,941	(48,949)
Other current assets	436,207	(387,774)
Other assets	(23,728)	(2,228)
Accounts payable	(142,491)	(70,749)
Accrued expenses and other current liabilities	(369,329)	205,505
Deferred revenue	(257,917)	(356,837)
Other non current liabilities	(62,656)	400
Operating lease liability, net	10,463	(97,445)
Net cash used in operating activities	(108,769)	(204,175)

Cash Flows From Investing Activities
Purchase of equipment	(35,447)	12,228
Net cash used in investing activities	(35,447)	12,228

Cash Flows From Financing Activities
Net repayment of debt	(286,287)	-
Issuance of shares pursuant to initial public offering	3,867,472	-
Repayment of financing obligation of lease	-	(87,424)
Net cash provided by (used in) financing activities	3,581,185	(87,424)

Effect of exchange rate changes on cash and cash equivalents	(128,498)	12,702
Net change in cash and cash equivalents	3,308,471	(266,669)
Cash and cash equivalents:
Beginning of the period	2,920,550	1,112,519
End of the period	$6,229,021	$845,850

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$195,921	$172,443

Supplemental Disclosure of Non-Cash Investing Activities and Financing Activities:
Right of use assets obtained in exchange of lease liabilities	$-	$1,319,422

FatPipe and its Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 : SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Company Overview and Significant Accounting Policies

(A) Company Overview

FatPipe Inc. (“FatPipe” or the “Company” or “us” or “we” or “our”) is a leading developer of enterprise-class, application-aware, secure software-defined wide area network (“SD-WAN”) solutions and single stack cybersecurity solutions for organizations, including enterprises, communication service providers, security service providers, government organizations, and other middle-market companies.

FatPipe holds thirteen software and technology patents, which it leverages through an integrated suite of software solutions to offer our customers a reliable, accelerated and secure platform to support mission-critical applications running on cloud, hybrid cloud and on-premises networks. Its core offerings include SD-WAN, secure access service edge (“SASE”), single stack cybersecurity (“Cybersecurity”), and network monitoring service (“NMS”) software solutions, each of which is typically offered to customers as a subscription service. These solutions address a broad set of network management needs and include an integrated set of capabilities designed to manage multi-line network traffic and routing.

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

As of March 31, 2024, the Company owned 95.6% of the outstanding shares of capital stock of FatPipe Networks Private Limited (“Limited”) and remaining 4.4% of the outstanding shares of capital stock of Limited were owned by certain individual stockholders (collectively, the “Limited non-controlling interests”). In July 2024, pursuant to the terms of a stock purchase and sale agreement, the Company issued an aggregate of 577,156 shares of common stock in exchange for the Limited non-controlling interests. As of September 30, 2025 and am, Limited was a wholly-owned subsidiary of the Company (see Note 3).

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

The company recognizes three types of revenues as explained below:

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

The service and support revenue is recognized over the term of the contract. An imputed interest charge is recognized in income using the interest method in respect of the inherent interest arising from the payment terms. The balance sheet account “Contract receivable” represents unbilled receivables in connection with the revenue recognized upfront upon transfer of control of the software and the network server to the customer. The same shall be transferred to Accounts Receivable on a monthly basis over the contract term. Cash is received based on our payment terms which is typically 30-90 days.

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

Our service offerings complement our products. We provide a broad range of service and support options to our customers. Consulting agreements are usually of 12 months term with options to extend. We also provide comprehensive advisory services that are focused on responsive, preventive, and consultative support of our technologies for specific networking needs. Total contract terms may be up to 5 years. Customers are billed monthly based on the hours expended on customers’ behalf. Revenue is recognized on a monthly basis. Payment terms vary from 30 to 45 days from invoice date based on the customer/partner. In the below table, short term RPO will be recognized over the next 12 months, while long-term RPO will be recognized over the 36-60 month term of the contracts.

Remaining Performance Obligations

	Six Months Ended
	September 30,
	2025	2024
Product	$830,312	$2,610,723
Service	1,713,964	2,441,321
Total	2,544,276	5,052,044

Short Term – RPO – within 12 months	1,100,715	2,553,338
Long Term – RPO – from 13 to 36 months	319,231	1,515,040
Long Term RPO (37 month to 60 months)	1,124,330	983,666
Total	$2,544,276	$5,052,044

Amount to be recognized as revenue over next 12 months

	September 30,	March 31,
	2025	2025
Deferred Revenue	$1,100,715	$1,358,632
	$1,100,715	$1,358,632

Deferred Revenue

	September 30,	March 31,
	2025	2025
Product	$-	$-
Service	1,100,715	1,358,632
Total	$1,100,715	$1,358,632

	September 30,	March 31,
	2025	2025
Current	$1,100,715	$1,358,632
Non-Current	-	-
Total	$1,100,715	$1,358,632

Contract balances

September 30,
2025
Allowance for bad debts at the beginning of the period	$(1,018,756)
(Provisions) / reversal	(7,981)
Recoveries	-
Allowance for bad debts at the end of the period	$(1,026,737)

Disaggregated revenue

We disaggregate our revenue into products, services and consulting revenue that depict the nature, amount, and timing of revenue and cash flows for our various offerings.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product revenue	$2,420,579	$4,487,946	$4,812,882	$6,593,293
Service revenue	905,795	611,100	1,859,082	1,479,331
Consulting revenue	632,857	496,529	1,223,190	1,273,271
Total	$3,959,231	$5,595,576	$7,895,154	$9,345,895

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

The Company has not identified any such impairment losses for the period ended September 30, 2025 and March 31, 2025.

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

Concentrations

The Company has no significant geographic concentrations in either trade accounts receivable or revenue.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenue by Geography	2025	2024	2025	2024
US	$3,574,328	$5,115,032	$7,353,954	$8,636,955
Rest of the World	384,903	480,544	541,201	708,940
	$3,959,231	$5,595,576	$7,895,154	$9,345,895

At September 30, 2025, the carrying amount of cash was $6,229,021 only a portion of which is covered by federal depository insurance. At March 31, 2025, the carrying amount of cash was $2,920,550, only a portion of which is covered by federal depository insurance.

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

The Company has three major partners that account for approximately 56.33% of the company’s consolidated revenues for the six months ended September 30, 2025 and two major partners that accounted for 49.54% for the six months ended September 30, 2024. As reflected in the table below, partner A contributed $3,870,963 or 49.03% in revenue for the six months ended September 30, 2025, and $4,269,980 or 45.69% for the six months ended September 30, 2024. Separately, Partner B contributed $326,338 or 4.13% for the six months ended September 30, 2025, and $359,977 or 3.85% for the six months ended September 30, 2024. Partner C contributed $250,422 or 3.17% in for the six months ended September 30, 2025.

	Six Months Ended
	September 30,
Partner	2025	2024
Partner A (%)	49.03%	45.69%
Partner B (%)	4.13%	3.85%
Partner C (%)	3.17%	0.00%
Total	56.33%	49.54%

	Six Months Ended
	September 30,
Partner	2025	2024
Partner A (Revenue)	$3,870,963	$4,269,980
Partner B (Revenue)	326,338	359,977
Partner C (Revenue)	250,422	-
Total	$4,447,723	$4,629,956

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

NOTE 2: PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consist of the following:

	September 30,	March 31,
	2025	2025
Furniture and fixtures	$282,174	$256,415
Office equipment and computers	503,561	493,873
	785,735	750,288
Less: Accumulated depreciation	(700,637)	(692,444)
	$85,098	$57,844

Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $691 and $8,096, respectively. Depreciation expense for the six months ended September 30, 2025 and 2024 amounted to $8,193 and $16,588, respectively.

NOTE 3: INTANGIBLE ASSETS, NET

The Company’s intangible assets consist of the following:

	September 30,	March 31,
	2025	2025
Product development	$218,383	$218,383
Patent costs	7,790,890	7,790,890
	8,009,273	8,009,273
Less: Accumulated amortization	(7,148,525)	(6,960,653)
	$860,748	$1,048,620

Amortization expense for the three months ended September 30, 2025 and 2024 amounted to $103,416 and $125,052, respectively. Amortization expense for the six months ended September 30, 2025 and 2024 amounted to $187,871 and $250,105, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending March 31,
2026	$118,220
2027	230,007
2028	156,350
2029	102,283
Thereafter	253,888
Total	$860,748

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

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of Directors of the Company, along with a personal guarantee given by them and a Trust, where the directors are trustees. During the six months ended September 30, 2025, the Company made principal payments totaling $152,635.

Future maturities of long-term debt are as follows:

Year Ended March 31,
2026	577,706
2027	359,811
2028	392,588
2029	428,352
2030	467,373
Thereafter	2,535,197
Total principal repayments	4,761,027
Less: Current portion	577,706
Long-term portion of notes payable	$4,183,321

Interest expense for the three months ended September 30, 2025 and 2024 amounted to $126,033 and $86,411, respectively. Interest expense for the six months ended September 30, 2025 and 2024 amounted to $195,921 and $172,443, respectively.

Short Term Debt

On June 15, 2023, the Company received an interest free loan for $120,000 from Stay in Business Inc., repayable on demand. During the year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement. During the six months ended September 30, 2025, the Company repaid the entire outstanding balance of the loan.

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

During the six months ended September 30, 2025, the Company issued an aggregate of 800,004 shares of common stock for total proceeds of $3,935,522 pursuant to the April 2025 Offering, including partial exercise of the underwriter’s over-allotment option.

During the six months ended September 30, 2025, the Company issued 98,000 shares of its common stock to consultants and employees as consideration for cash and services rendered. The fair value of the shares, determined based on the market price of the Company’s common stock on the date of issuance, totaled $708,220, of which $83,000 was received in cash and $625,220 was recognized as stock-based compensation expense within general and administrative expenses.

As of September 30, 2025, the total number of outstanding shares is 13,924,468.

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

	September 30,	March 31,
	2025	2025
Operating leases:
Operating lease right of use assets, net	$1,254,254	$1,455,373

Operating lease liabilities - current	$384,687	$366,677
Operating lease liabilities - Non-current	905,401	1,114,067
Total operating lease liabilities	$1,290,088	$1,480,744

	Six Months Ended
	September 30,
	2025	2024
Operating lease expense:
Operating Lease Cost	$234,147	$99,291
Short term Lease Cost	33,916	22,408
Total operating lease expense	$268,063	$121,699

	Six Months Ended
	September 30,
	2025	2024
Operating Cash Flows for Operating Leases	$223,423	$467,769

Year Ended March 31,	Operating leases
2026	$223,423
2027	468,390
2028	485,245
2029	189,413
2030	75,068
Total minimum lease payments	1,441,539
Less: imputed interest	(151,451)
Total lease obligations	1,290,088
Less: Current portion	384,687
Long-term portion of lease obligations	$905,401

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following is a summary of accrued expenses and other current liabilities:

	September 30,	March 31,
	2025	2025
Provision for tax	$3,169,894	$2,967,305
Accrued employer expenses	363,620	18,969
Credit card payables	53,924	352,792
Employee payables	-	429,366
Other current liabilities	105,341	91,669
Provisions	3,578	2,995
	$3,696,357	$3,863,096

NOTE 8: RELATED PARTY TRANSACTIONS

The subsidiary company “FatPipe Networks Private Limited” has taken a lease from a company “Back Office Extensions India Pvt Ltd” in which the Company’s directors are management. The total lease payments amounted to $33,916 and $22,408 for the six months ended September 30, 2025 and 2024 respectively.

The Company has received a short-term interest free loan from a related entity which is controlled by the Company’s Chief Executive Officer, Stay in Business Inc, for $120,000. The loan is repayable on demand during the year 2023-24. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2025. During the six months ended September 30, 2025, the Company repaid the entire outstanding balance of the loan.

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

NOTE 10. SUBSEQUENT EVENTS:

The Company evaluated the subsequent events through November 3, 2025, the date at which the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements” below. We have no obligation to update any of these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Quarterly Report. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report.

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

Overview

FatPipe is a pioneer in enterprise-class, application-aware, secure SD-WAN and cybersecurity solutions for organizations, including enterprises, communication service providers, security service providers, government organizations, and other middle-market companies.

We strive to be the global leader in delivering leading-edge enterprise-class networking and cybersecurity software technology. We are dedicated to continually improving the way organizations connect, ensuring their networks are secure, reliable, and supporting their continued success. Our commitment lies in empowering our customers with a seamless and dependable connectivity infrastructure that safeguards their critical data and fosters business continuity. We further aim to ensure our customers have unparalleled insights into their network operations and to ensure our customers have greater control of security in their network operations through our full cybersecurity offering suite.

To deliver on this vision, we hold over a dozen software and technology patents, which we leverage through an integrated suite of software solutions to offer our customers a reliable and secure platform to support mission-critical applications running on cloud, hybrid cloud and on-premise networks. Our core offerings include SD-WAN, SASE, NMS, and single-stack Cybersecurity software solutions, each of which is typically offered to our customers as a subscription service. These network solutions address a broad set of network management needs and include an integrated set of capabilities designed to manage multi-line network traffic and routing. When customers have multiple data lines, and one of the lines fails, FatPipe automatically and dynamically transfers network traffic from one data line to another (failover) without disconnecting the application session. When all lines are functional, FatPipe is able to improve data traffic speed and optimize bandwidth. Our cybersecurity solutions address a broad set of cybersecurity management needs and include integrated software functions such as firewalling, intrusion detection and prevention, content filtering, and secure VPN connectivity. These tools are designed to protect network traffic traversing across multiple WAN links and cloud environments, providing consistent security enforcement at the edge and core of the network. By combining these capabilities within the same software stack as its network management offerings, FatPipe enables enterprises to monitor, control, and secure data flows across hybrid infrastructures, supporting continuous protection of applications and users while maintaining network performance and reliability.

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

Cybersecurity software encompasses applications and integrated platforms designed to protect enterprise networks, connected devices, and cloud resources from intrusion, disruption, or data compromise. These solutions typically include functions such as next-generation firewalls, intrusion detection and prevention systems, secure web gateways, endpoint protection, and network access controls. As organizations expand the use of cloud and hybrid infrastructure, cybersecurity software increasingly emphasizes unified visibility, centralized policy enforcement, and real-time analytics across distributed environments. Recent trends show a convergence of security and networking, in which threat prevention, encryption, and traffic management capabilities operate within the same software stack. This approach enables continuous monitoring and coordinated defense across multiple network layers and access points, reflecting a broader industry shift toward software-defined, full-stack security architectures that can adapt to evolving enterprise connectivity models.

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

Cybersecurity. According to a report by Grand View Research, the global cybersecurity market was valued at approximately US $245.6 billion in 2024 and is projected to reach about US $500.7 billion by 2030, corresponding to an estimated compound annual growth rate (CAGR) of roughly 12.9% from 2025 to 2030. This growth is being driven by expanding cloud migration, the proliferation of Internet of Things (IoT) and edge-computing devices, increasingly complex cyber-threat landscapes and regulatory requirements, and an ongoing shift in enterprise spending toward software-defined and integrated security platforms.

FatPipe Software Solutions

Our objective is to offer a suite of solutions to ensure our customers can securely support their networks in this cloud-first world. We are committed to driving a trusted customer experience through innovation and a diverse set of capabilities. Our core offerings are based on a complete, integrated suite of software solutions, including SD-WAN, SASE, NMS, and Cybersecurity capabilities, each of which can be individually licensed to create an experience tailored to a customer’s needs and network configuration. Additionally, all of our technologies are available for commercial sale. Further, our product pipeline consists of new SD-WAN security features and enhancements to the NMS as well as single-stack cybersecurity features to serve all a customer’s cybersecurity requirements from a single vendor.

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

Results of Operations

For the Three Months Ended September 30, 2025 and 2024

	Three Months Ended
	September 30,
	2025	2024
	(Unaudited)
Revenues	$3,959,231	$5,595,576 *
Cost of revenues	312,904	229,315
Gross profit	3,646,327	5,366,261

Operating expenses:
Sales and marketing	1,202,636	919,392
General and administrative (includes $625,220 of stock based comp in 6 months ended September 2025)	1,392,675	1,183,796
Product development	489,157	435,402
Employee cost	562,652	564,298
Total operating expenses	3,647,120	3,102,888

Income (loss) from operations	(793)	2,263,373

Other income (expense), net:
Interest income	42,949	(15,576)
Foreign exchange gain/(loss)	27,895	17,380
Interest expense	(126,033)	(86,411)
Total other income (expense), net	(55,189)	(84,607)

Income (loss) before benefit/(provision) for taxes	(55,982)	2,178,766
Income tax benefit/(provision)	12,595	(551,117)
Net income (loss)	(43,387)	1,627,649
Less: Net loss attributable to non-controlling interests	-	16,416
Net income (loss) attributable to stockholders	$(43,387)	$1,611,233

*reflects a one time $1.4 MM contract

Revenue

In Q2 2025, two large contracts totaling $1.4 MM was won resulting in an exceptional quarter. in Q2, 2026, the current year, ended September 30, 2025, Net revenue was $3,959,231, a decrease of $1,636,345, or 29%, from the prior period ended September 30, 2024 primarily due to the two large contracts in Q2 2025. The decrease in revenue was primarily due to a comparison against an exceptionally strong Q2 2025. FatPipe continued to execute successfully on its GTM strategy. Consulting and services revenue increased due to the timing of consulting engagements.

Cost of Revenue

In the three months ended September 30, 2025, our cost of revenue was $312,904, an increase of $83,589, or 36%, from the prior period ended September 30, 2024. Cost of revenue increased as costs of inputs increased due to macroeconomic factors. The cost of revenue includes costs associated with providing services to our customers, such as costs associated with hosting our cloud services.

Gross Profit and Gross Margin

In the three months ended September 30, 2025, our gross profit was $3,646,327 a decrease of $1,719,934, or 32%, reflecting the effect of the two large contracts during the prior period.

Our gross margin decreased to 92% in the three months ended September 30, 2025 from 96% in the prior period reflecting increased tariffs and transportation costs.

Sales and Marketing Expense

In the three months ended September 30, 2025, our sales and marketing expense was $1,202,636, an increase of $283,244, or 31%, compared to the prior period. This was primarily due to an increase in salary expenses as FatPipe invested in scaling sales headcount across its sales divisions to invest in long-term growth. This use of funds was disclosed in the previously filed S-1.

General and Administrative Expense

In the three months ended September 30, 2025, our general and administrative expense was $1,392,675, an increase of $208,879 compared to the prior period  primarily due to $625,220 in non-cash stock-based compensation expense recorded in the second quarter, offset by overall cost cutting via automation efforts in 2025. Excluding non-cash stock-based compensation, G&A decreased by 35%.

Product Development Expense

Product development expense in the three months ended September 30, 2025 was $489,157, an increase of $53,755 compared to the prior period, as the Company continued its development plans for its cybersecurity and satellite products. The Company has ramped up its product development in early 2025 following its April 2025 IPO.

Employee Cost Expense

Employee cost expenses in the three months ended September 30, 2025 were $562,652, a decrease of $1,646, compared to the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense in the three months ended September 30, 2025 was $691, a decrease of $7,405, compared to the prior period. These expenses are categorized under general and administrative expenses.

Other Income (Expense)

Interest income during the three months ended September 30, 2025 was $42,949 as compared to $0 in the prior fiscal year, reflecting the deposit of funds raised from the IPO.

Interest expense during the three months ended September 30, 2025 was $126,033, as compared to $86,411 in the prior fiscal year. The increase was due to higher loan amount in 2025.

The foreign exchange gain/(loss) results from currency conversion from U.S. dollars to Indian rupees.

For the Six Months Ended September 30, 2025 and 2024

	Six Months Ended
	September 30,
	2025	2024
	(Unaudited)
Revenues	$7,895,154	$9,345,895
Cost of revenues	539,838	512,995
Gross profit	7,355,316	8,832,900

Operating expenses:
Sales and marketing	2,254,301	1,934,327
General and administrative	1,979,674	1,764,918
Product development	963,614	858,902
Employee cost	1,155,843	1,151,537
Total operating expenses	6,353,432	5,709,685

Income (loss) from operations	1,001.884	3,123,215

Other income (expense), net:
Interest income	48,748	10,514
Foreign exchange gain/(loss)	45,687	(10,046)
Interest expense	(195,921)	(172,443)
Total other income (expense), net	(101,486)	(171,975)

Income (loss) before benefit/(provision) for taxes	900,398	2,951,240
Income tax benefit/(provision)	(202,590)	(714,515)
Net income (loss)	697,808	2,236,725
Less: Net loss attributable to non-controlling interests	-	-
Net income (loss) attributable to stockholders	$697,808	$2,236,725

Revenue

In the six months ended September 30, 2024, two large contracts were won totaling $1.4M in total revenue, resulting in an exceptional six months. Overall, net revenue was $7,895,154, a decrease of $1,450,741,  or 16%, from the prior period ended September 30, 2024. FatPipe continued to execute successfully on its GTM strategy with sales steady YoY when excluding the large contract wins.

Cost of Revenue

In the six months ended September 30, 2025, our cost of revenue was $539,838, an increase of $26,843, or 5%, from the prior period ended September 30, 2024. Cost of revenue increased as higher costs of inputs increased due to macroeconomic factors. The cost of revenue includes costs associated with providing services to our customers, such as costs associated with hosting our cloud services.

Gross Profit and Gross Margin

In the six months ended September 30, 2025, our gross profit was $7,355,316, a decrease of $1,477,584, or 17%, from prior period. The decrease in gross profit reflects the effect of the two large contracts during the prior period.

Our gross margin decreased to 93% in the six months ended September 30, 2025 from 95% in the prior period reflecting increased tariffs and transportation costs.

Sales and Marketing Expense

In the six months ended September 30, 2025, our sales and marketing expense was $2,254,301, an increase of $319,974, or 17%, compared to the prior period, primarily due to an increase in salary expenses as FatPipe invested in scaling sales headcount across its sales divisions to invest in long-term growth.  This is in line with the Use of Funds guidelines disclosed in the previously filed S-1.

General and Administrative Expense

In the six months ended September 30, 2025, our general and administrative expense was $1,979,674, an increase of $214,756 compared to the prior period. General and administrative expenses increased primarily due to $625,220 in non-cash stock-based compensation expense recorded in the second quarter, offset by overall cost cutting via automation efforts in 2025. Excluding non-cash stock-based compensation, G&A decreased by 23%.

Product Development Expense

Product development expense in the six months ended September 30, 2025 was $963,614, an increase of $104,712 compared to the prior period, as the Company continued its development plans for its cybersecurity and satellite products. The Company has ramped up its product development in early 2025 following its April 2025 IPO.

Employee Cost Expense

Employee cost expenses in the six months ended September 30, 2025 were $1,155,843, an increase of $4,306, compared to the prior period. The increase in employee cost expense is attributable to the increase in professional services revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense in the six months ended September 30, 2025 was $196,064, a decrease of $70,629, compared to the prior period. These expenses are categorized under general and administrative expenses.

Other Income (Expense)

Interest income during the six months ended September 30, 2025 was $48,748 as compared to $10,514 in the prior fiscal year. The increase was due to interest on larger cash reserves.

Interest expense during the six months ended September 30, 2025 was $195,921, as compared to $172,443 in the prior fiscal year. The increase was due to higher loan amount in 2025.

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

Debt

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of Directors of the Company, along with a personal guarantee given by them and a Trust, where the directors are trustees. During the six months ended September 30, 2025, the Company made principal payments totaling $152,635.

Future maturities of long-term debt are as follows:

Year Ended March 31,
2026	577,706
2027	359,811
2028	392,588
2029	428,352
2030	467,373
Thereafter	2,535,197
Total principal repayments	4,761,027
Less: Current portion	577,706
Long-term portion of notes payable	$4,183,321

Interest expense for the three months ended September 30, 2025 and 2024 amounted to $126,033 and $86,411, respectively. Interest expense for the six months ended September 30, 2025 and 2024 amounted to $195,921 and $172,443, respectively.

Short Term Debt

On June 15, 2023, the company received an interest free loan for $120,000 from Stay in Business Inc., repayable on demand. During the year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement During the six months ended September 30, 2025, the Company repaid the entire outstanding balance of the loan.

Cash Flows

The following table sets forth certain combined statements of cash flow data:

	Six Months Ended
	September 30,
	2025	2024
	(Unaudited)
Cash Flows From Operating Activities
Net income	$697,808	$2,236,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,065	266,692
Income tax provision	202,590	714,515
Allowance for contract receivables	66,502	133,847
Stock based compensation	625,220	-
Allowance for accounts receivables	-	492,772
Bad debts written off during the year	-	52,942
Foreign exchange	-	10,046
Changes in operating assets and liabilities:
Accounts receivable	(569,676)	(689,442)
Contracts receivable	(1,008,768)	(2,664,195)
Inventories	90,941	(48,949)
Other current assets	436,207	(387,776)
Other assets	(23,728)	(2,228)
Accounts payable	(142,491)	(70,749)
Accrued expenses and other current liabilities	(369,329)	205,505
Deferred revenue	(257,917)	(356,837)
Other non current liabilities	(62,656)	400
Operating lease liability, net	10,463	(97,445)
Net cash used in operating activities	(108,769)	(204,175)

Cash Flows From Investing Activities
Purchase of equipment	(35,447)	(12,228)
Net cash used in investing activities	(35,447)	(12,228)

Cash Flows From Financing Activities
Net repayment of debt	(286,287)	-
Issuance of shares pursuant to initial public offering	3,867,472	-
Repayment of financing obligation of lease	-	(87,424)
Net cash provided by (used in) financing activities	3,581,185	(87,424)

Effect of exchange rate changes on cash and cash equivalents	(128,498)	12,702
Net change in cash and cash equivalents	3,308,471	(266,669)
Cash and cash equivalents:
Beginning of the period	2,920,550	1,112,519
End of the period	$6,229,021	$845,850

Operating Activities

Net cash used in operating activities in the six months ended September 30, 2025 was $108,769 compared to $204,175 in the prior period. The increase in cash used in operating activities was primarily due to a lower net income in 2025.

Investing Activities

Net cash used in investing activities in the six months ended September 30, 2025 was $35,447 as compared to $12,228 in the prior period. Cash used in investing activities was primarily due to the purchase of furniture for office improvement.

Financing Activities

Net cash provided by financing activities in the six months ended September 30, 2025 was $3,581,185. Cash provided by financing activities included $3,867,472 in proceeds from the Company’s April 2025 IPO and proceeds from issue of share to consultant, partially offset by $286,287 in net repayments of debt. Net cash used in financing activities in the six months ended September 30, 2024 was $87,424. Cash used in financing activities included $87,424 in repayment of financing obligation of lease.

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

In the six months ended September 30, 2025, our adjusted EBITDA decreased by $345,933 compared to the prior fiscal year, primarily due to a decrease in operating income as a result of lower revenues. Adjusted EBITDA margin for the six months ended September 30, 2025 was 24%, vs 24% for the 6 months ended September 30, 2024.

Net Income for the Six Months Ended September 30, 2025 of $697,810 was lower than Net Income for the Six Months Ended September 30, 2024 of $2,236,725, primarily due to Stock-Based Compensation Expense of $625,220 recognized in the three months ended on September 30, 2025.

	Six Months Ended
	September 30,
	2025	2024
	(Unaudited)
Net income*	$697,810	$2,236,725
Depreciation and amortization	196,065	163,301
Income tax benefit/(provision)	202,590	-
Interest expense	195,921	(86,032)
Foreign exchange gain/(loss)	45,687	(27,426)
Interest income	(48,748)	(26,090)
Stock based compensation (non-cash)	625,220	-
Adjusted EBITDA	$1,914,545	$2,260,478

*lower number reflects the two large contracts in 2024

Net New Revenue Bookings and Recurring Billings

FatPipe GAAP revenue is aligned to new bookings of contracts. Billings follow customer deployments. Net new bookings has remained consistent quarter over quarter as the business scales. As booked revenue converts to billings, FatPipe has seen strong growth on billings, with monthly recurring billings up 49% YoY. As this faster-growing revenue segment scales, it represents a larger portion of FatPipe’s total revenues.

New bookings in Q2’25 were booked by 8 salespeople. As part of FatPipe’s strategy post-IPO, we’ve expanded the sales team to 25 salespeople.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the six months ended September 30, 2025, the Company issued 98,000 shares of its common stock to consultants and employees as compensation for services rendered.

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

Repurchases

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
1.1*	Form of Underwriting Agreement
3.1*	Articles of Incorporation of FatPipe, Inc., dated October 14, 2009
3.2*	Amended and Restated Articles of Incorporation of FatPipe, Inc., dated October 14, 2010
3.3*	Restated Articles of Incorporation of FatPipe, Inc., dated November 19, 2021
3.4*	Certificate of Amendment to the Restated Certificate of Incorporation of FatPipe, Inc., dated June 20, 2024
3.5*	Bylaws of FatPipe, Inc., dated October 14, 2010
5.1*	Legal Opinion of Dentons US LLP
10.2*#	Form of Equity Incentive Plan
10.3*	Business Loan Agreement, Commercial Security Agreement, Intellectual Property Security Agreement and Promissory Note, dated January 25, 2023 by and among Celtic Bank Corporation, FatPipe, Inc., and its subsidiaries named therein
10.4*	Office Lease, dated November 26, 2018, by and between WCF Mutual Insurance Company and Fat Pipe Networks, Inc.
10.5*	First Amendment to Office Lease, dated January 24, 2024, by and between WCF Mutual Insurance Company and FatPipe Networks, Inc.
10.6*	Lease Deed, dated January 1, 2018, by and between Back Office Xtensions India Pvt. Ltd. and FatPipe Networks Pvt., Ltd.
10.7*	Lease Deed, dated April 1, 2020, by and between Back Office Xtensions India Pvt. Ltd. and FatPipe Networks Pvt., Ltd.
21.1*	Subsidiaries of the Registrant
23.1	Consent of Dentons US LLP (Included in Exhibit 5.1)
24.1*	Powers of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Consent of I. Bobby Majumder, as director nominee
99.2*	Consent of Ajay Tandon, as director nominee
99.3*	Consent of Jean Turgeon, as director nominee
99.4*	Audit Committee Charter
99.5*	Compensation Committee Charter
99.6*	Nominating and Corporate Governance Committee Charter
99.7*	Clawback Policy
99.8*	Whistleblower Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan, contract, or arrangement.
*	Previously Filed
**	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FATPIPE, INC.

	By:	/s/ Ragula Bhaskar, Ph.D.
Regula Bhaksar, Ph.D Chief executive Officer and Chairman
Date: November 3, 2025

