Form 10-Q
period 2025-12-31
Fatpipe Inc/UT
filed 2026-02-02
CIK 1993400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 02, 2026, there were 13,924,468 shares of the Company’s common stock issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Financial Statements

FatPipe Inc and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2025	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$6,163,214	$2,920,550
Accounts receivable, net	4,414,594	3,764,945
Inventory	167,348	419,677
Other current assets	153,550	666,376
Contracts receivable - current, net	5,670,124	5,191,136
Total current assets	16,568,830	12,962,684
Property and equipment, net	86,731	57,844
Intangible assets, net	764,800	1,048,620
Operating lease right of use assets, net	1,154,472	1,455,373
Contracts receivable - non current, net	13,345,249	12,307,266
Other assets	381,415	379,077
Deferred tax asset	76,905	76,905
Total assets	$32,378,402	$28,287,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352,184	$437,253
Accrued expenses and other current liabilities	3,861,321	3,863,096
Deferred revenue	1,098,571	1,358,632
Operating lease liabilities, current	394,128	366,677
Notes payable, current	417,323	463,422
Total current liabilities	6,123,527	6,489,080
Notes payable, non-current	4,183,321	4,642,317
Operating lease liabilities, non-current	800,033	1,114,067
Other non-current liabilities	111,343	116,988
Total liabilities	11,218,224	12,362,452

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 13,924,468 and 13,026,464 shares of common stock issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	131,245	130,265
Additional paid-in capital	5,954,817	1,588,105
Retained earnings	12,114,533	11,106,063
Accumulated other comprehensive income	2,959,583	3,100,884
Total stockholders’ equity	21,160,178	15,925,317
Total liabilities and stockholders’ equity	$32,378,402	$28,287,769

FatPipe Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenues	$4,087,786	$3,148,677	$11,982,940	$12,494,572
Cost of revenues	503,816	379,870	1,043,654	892,865
Gross profit	3,583,970	2,768,807	10,939,286	11,601,707

Operating expenses:
Sales and marketing	1,282,706	888,546	3,537,007	2,822,873
General and administrative	828,350	573,906	2,808,024	2,338,824
Product development	453,539	448,568	1,417,153	1,307,470
Employee cost	616,955	672,959	1,772,798	1,824,496
Total operating expenses	3,181,550	2,583,979	9,534,982	8,293,663

Income from operations	402,420	184,828	1,404,304	3,308,044

Other income (expense), net:
Interest income	41,145	15,342	89,893	25,856
Other Income	-	1,831	-	1,831
Foreign exchange gain/(loss)	61,361	60,506	107,048	50,460
Interest expense	(104,072)	(118,081)	(299,993)	(290,524)
Total other income (expense), net	(1,566)	(40,402)	(103,052)	(212,377)

Income before benefit/(provision) for taxes	400,854	144,426	1,301,252	3,095,667
Income tax benefit/(provision)	(90,192)	(60,054)	(292,782)	(774,569)
Net income	310,662	84,372	1,008,470	2,321,098
Less: Net income attributable to non-controlling interests	-	16,416	-	-
Net income attributable to stockholders	$310,662	$67,956	$1,008,470	$2,321,098

Net income (loss) per common share - basic and diluted	$0.02	$0.01	$0.07	$0.18
Weighted average common shares outstanding - basic and diluted	13,924,468	13,026,464	13,855,297	12,803,997

Net income	$310,662	$84,372	$1,008,470	$2,321,098
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,803)	304,188	(141,301)	316,890
Total other comprehensive income (loss), net of tax	(12,803)	304,188	(141,301)	316,890
Comprehensive income	297,859	388,560	867,169	2,637,988
Less: Comprehensive loss attributable to non-controlling interests	-	-	-	-
Comprehensive income attributable to stockholders	$297,859	$388,560	$867,169	$2,637,988

FatPipe Inc and its Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid	Retained	Accumulated Other Comprehensive	Total Fatpipe Stockholders’	Non-controlling	Total
	Shares	Amount	in capital	Earnings	Income	Equity	Interests	Equity
Balance as of March 31, 2024	12,449,308	$124,493	$1,517,753	$9,040,515	$3,254,706	$13,937,467	$112,654	$14,050,121
Net income (loss)	-	-	-	625,493	-	625,493	(16,416)	609,077
Other comprehensive income	-	-	-	-	(83,390)	(83,390)	(3,865)	(87,255)
Balance as of June 30, 2024 (unaudited)	12,449,308	124,493	1,517,753	9,666,008	3,171,316	14,479,570	92,373	14,571,943
Issue of shares	577,156	5,772	70,352	-	-	76,124	(112,654)	(36,530)
Net income (loss)	-	-	-	1,611,232	-	1,611,232	16,416	1,627,648
Other comprehensive income	-	-	-	-	96,092	96,092	3,865	99,957
Balance as of September 30, 2024 (unaudited)	13,026,464	130,265	1,588,105	11,277,240	3,267,408	16,263,018	-	16,263,018
Issue of shares	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	84,372	-	84,372	-	84,372
Other comprehensive income	-	-	-	-	304,188	304,188	-	304,188
Balance as of December 31, 2024 (unaudited)	13,026,464	$130,265	$1,588,105	$11,361,612	$3,571,596	$16,651,578	$-	$16,651,578

Balance as of March 31, 2025	13,026,464	$130,265	1,588,105	$11,106,063	$3,100,884	$15,925,317	$-	$15,925,317
Issuance of shares pursuant to initial public offering	800,004	-	3,935,522	-	-	3,935,522	-	3,935,522
Offering costs	-	-	(151,050)	-	-	(151,050)	-	(151,050)
Net income	-	-	-	741,195	-	741,195	-	741,195
Other comprehensive loss	-	-	-	-	(55,759)	(55,759)	-	(55,759)
Balance as of June 30, 2025 (unaudited)	13,826,468	130,265	5,372,577	11,847,258	3,045,125	20,395,225	-	20,395,225
Shares issued for cash and services	98,000	980	707,240	-	-	708,220	-	708,220
Net loss	-	-		(43,387)	-	(43,387)	-	(43,387)
Other comprehensive income	-	-	-	-	(72,739)	(72,739)	-	(72,739)
Balance as of September 30, 2025 (unaudited)	13,924,468	131,245	6,079,817	11,803,871	2,972,386	20,987,319	-	20,987,319
Offering costs	-	-	(125,000)	-	-	(125,000)	-	(125,000)
Net loss	-	-	-	310,662	-	310,662	-	310,662
Other comprehensive income	-	-	-	-	(12,803)	(12,803)	-	(12,803)
Balance as of December 31, 2025 (unaudited)	13,924,468	$131,245	$5,954,817	$12,114,533	$2,959,583	$21,160,178	$-	$21,160,178

FatPipe Inc and its Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31,
	2025	2024
	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,008,470	$2,321,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298,902	399,354
Allowance for contract receivables	89,555	101,950
Stock based compensation	625,220	-
Allowance for accounts receivables	-	505,053
Foreign exchange	-	(36,530)
Bad debts written off during the year	-	52,942
Changes in operating assets and liabilities:
Accounts receivable	(649,649)	(568,736)
Contracts receivable	(1,606,526)	(2,548,766)
Inventories	252,329	(329,310)
Right of use assets	-	(965,514)
Other current assets	512,826	(99,913)
Other assets	(2,338)	(340,813)
Accounts payable	(85,069)	(85,855)
Accrued expenses and other current liabilities	(1,775)	800,663
Deferred revenue	(260,061)	(366,813)
Other non current liabilities	(64,070)	(3,084)
Operating lease liability, net	14,318	850,124
Net cash provided by (used in) operating activities	132,132	(314,150)

Cash Flows From Investing Activities
Purchase of equipment	(43,969)	(12,748)
Net cash used in investing activities	(43,969)	(12,748)

Cash Flows From Financing Activities
Net repayment of debt	(446,670)	-
Proceeds from debt	-	513,652
Issuance of shares pursuant to initial public offering	3,742,472	-
Net cash provided by financing activities	3,295,802	513,652

Effect of exchange rate changes on cash and cash equivalents	(141,301)	316,890
Net change in cash and cash equivalents	3,242,664	503,644
Cash and cash equivalents:
Beginning of the period	2,920,550	1,112,519
End of the period	$6,163,214	$1,616,163

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$299,993	$290,524

Supplemental Disclosure of Non-Cash Investing Activities and Financing Activities:
Right of use assets obtained in exchange of lease liabilities	$-	$1,319,422

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

As of March 31, 2024, the Company owned 95.6% of the outstanding shares of capital stock of FatPipe Networks Private Limited (“Limited”) and remaining 4.4% of the outstanding shares of capital stock of Limited were owned by certain individual stockholders (collectively, the “Limited non-controlling interests”). In July 2024, pursuant to the terms of a stock purchase and sale agreement, the Company issued an aggregate of 577,156 shares of common stock in exchange for the Limited non-controlling interests. As of December 31, 2025 and am, Limited was a wholly-owned subsidiary of the Company (see Note 3).

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

Remaining Performance Obligations

	Nine Months Ended
	December 31,
	2025	2024
Product	$1,194,553	$392,549
Service	918,497	2,632,602
Total	2,113,050	3,025,151

Short Term – RPO – within 12 months	1,098,571	1,152,599
Long Term – RPO – from 13 to 36 months	176,296	909,416
Long Term RPO (37 month to 60 months)	838,183	963,136
Total	$2,113,050	$3,025,151

Amount to be recognized as revenue over next 12 months

	December 31,	March 31,
	2025	2025
Deferred Revenue	$1,098,571	$1,358,632
	$1,098,571	$1,358,632

Deferred Revenue

	December 31,	March 31,
	2025	2024
Product	$-	$-
Service	1,098,571	1,358,632
Total	$1,098,571	$1,358,632

	December 31,	March 31,
	2025	2024
Current	$1,098,571	$1,358,632
Non-Current	-	-
Total	$1,098,571	$1,358,632

Contract balances

December 31,
2025
Allowance for bad debts at the beginning of the period	$(1,018,756)
(Provisions) / reversal	139
Recoveries	-
Allowance for bad debts at the end of the period	$(1,018,617)

Disaggregated revenue

We disaggregate our revenue into products, services and consulting revenue that depict the nature, amount, and timing of revenue and cash flows for our various offerings.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Product revenue	$2,572,879	$1,953,706	$7,385,761	$8,546,999
Service revenue	898,127	438,956	2,757,209	1,918,287
Consulting revenue	616,780	756,015	1,839,970	2,029,286
Total	$4,087,786	$3,148,677	$11,982,940	$12,494,572

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

The Company has not identified any such impairment losses for the period ended December 31, 2025 and March 31, 2025.

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

Income Taxes

The Company is subject to federal and state income taxes. Its taxable income and deductions are included on a consolidated income tax return. The consolidated entities have a net loss carryover which may be fully utilized. Deferred tax assets are recognized in these financial statements after considering valuation allowances. The Company plans to review its provision for deferred taxes, which is included in accrued expenses and other current liabilities on the consolidated balance sheet, at the end of the fiscal year. The Company expects to adjust the current balance after calculation and utilization of its net operating loss carryforwards.

The Company’s subsidiary is subject to foreign income taxes in India. The Indian subsidiary is subjected to income tax audits annually and tax assessments in accordance with the applicable income tax laws.

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

Concentrations

The Company has no significant geographic concentrations in either trade accounts receivable or revenue.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue by Geography	2025	2024	2025	2024
US	$3,009,237	$3,104,411	$11,363,192	$11,741,366
Rest of the World	78,549	44,266	619,748	753,206
	$4,087,786	$3,148,677	$11,982,940	$12,494,572

At December 31, 2025, the carrying amount of cash was $6,163,214 only a portion of which is covered by federal depository insurance. At March 31, 2025, the carrying amount of cash was $2,920,550, only a portion of which is covered by federal depository insurance.

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

The Company has three major partners that account for approximately 47.18% of the company’s consolidated revenues for the nine months ended December 31, 2025 and two major partners that accounted for 51.68% for the nine months ended December 31, 2024. As reflected in the table below, partner A contributed $5,138,047 or 42.88% in revenue for the nine months ended December 31, 2025, and $5,878,792 or 47.05% for the nine months ended December 31, 2024. Separately, Partner B contributed $356,401 or 2.97% for the nine months ended December 31, 2025, and $578,114 or 4.63% for the nine months ended December 31, 2024. Partner C contributed $158,939 or 1.33% in for the nine months ended December 31, 2025.

	Nine Months Ended
	December 31,
Partner	2025	2024
Partner A (%)	42.88%	47.05%
Partner B (%)	2.97%	4.63%
Partner C (%)	1.33%	0.00%
Total	47.18%	51.68%

	Nine Months Ended
	December 31,
Partner	2025	2024
Partner A (Revenue)	$5,138,047	$5,878,792
Partner B (Revenue)	356,401	578,114
Partner C (Revenue)	158,939	-
Total	$5,653,386	$6,456,906

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

NOTE 2: PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consist of the following:

	December 31,	March 31,
	2025	2025
Furniture and fixtures	$280,455	$256,415
Office equipment and computers	511,135	493,873
	791,590	750,288
Less: Accumulated depreciation	(704,859)	(692,444)
	$86,731	$57,844

Depreciation expense for the three months ended December 31, 2025 and 2024 amounted to $4,222 and $7,609, respectively. Depreciation expense for the nine months ended December 31, 2025 and 2024 amounted to $12,415 and $24,197, respectively.

NOTE 3: INTANGIBLE ASSETS, NET

The Company’s intangible assets consist of the following:

	December 31,	March 31,
	2025	2025
Product development	$218,383	$218,383
Patent costs	7,790,890	7,790,890
	8,009,273	8,009,273
Less: Accumulated amortization	(7,244,473)	(6,960,653)
	$764,800	$1,048,620

Amortization expense for the three months ended December 31, 2025 and 2024 amounted to $95,949 and $125,052, respectively. Amortization expense for the nine months ended December 31, 2025 and 2024 amounted to $283,820 and $375,157, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending March 31,
2026	$22,272
2027	230,007
2028	156,350
2029	102,283
Thereafter	253,888
Total	$764,800

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

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of Directors of the Company, along with a personal guarantee given by them and a Trust, where the directors are trustees. During the nine months ended December 31, 2025, the Company made principal payments totaling $254,594.

Future maturities of long-term debt are as follows:

Year Ended March 31,
2026	417,323
2027	359,811
2028	392,588
2029	428,352
2030	467,373
Thereafter	2,535,197
Total principal repayments	4,600,644
Less: Current portion	417,323
Long-term portion of notes payable	$4,183,321

Interest expense for the three months ended December 31, 2025 and 2024 amounted to $104,072 and $118,081, respectively. Interest expense for the nine months ended December 31, 2025 and 2024 amounted to $299,993 and $290,524, respectively.

Short Term Debt

On June 15, 2023, the Company received an interest free loan for $120,000 from Stay in Business Inc., repayable on demand. During the year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement. During the nine months ended December 31, 2025, the Company repaid the entire outstanding balance of the loan.

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

During the nine months ended December 31, 2025, the Company issued an aggregate of 800,004 shares of common stock for total proceeds of $3,935,522 pursuant to the April 2025 Offering, including partial exercise of the underwriter’s over-allotment option.

During the nine months ended December 31, 2025, the Company issued 98,000 shares of its common stock to consultants and employees as consideration for cash and services rendered. The fair value of the shares, determined based on the market price of the Company’s common stock on the date of issuance, totaled $708,220, of which $83,000 was received in cash and $625,220 was recognized as stock-based compensation expense within general and administrative expenses.

As of December 31, 2025, the total number of outstanding shares is 13,924,468.

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

	December 31,	March 31,
	2025	2025
Operating leases:
Operating lease right of use assets, net	$1,154,472	$1,455,373

Operating lease liabilities - current	$394,128	$366,677
Operating lease liabilities - Non-current	800,033	1,114,067
Total operating lease liabilities	$1,194,161	$1,480,744

	Nine Months Ended
	December 31,
	2025	2024
Operating lease expense:
Operating Lease Cost	$350,292	$909,818
Short term Lease Cost	49,102	363,927
Total operating lease expense	$399,394	$1,273,745

Year Ended March 31,	Operating leases
2026	$114,160
2027	467,203
2028	483,988
2029	188,299
2030	74,178
Total minimum lease payments	1,327,828
Less: imputed interest	(133,667)
Total lease obligations	1,194,161
Less: Current portion	394,128
Long-term portion of lease obligations	$800,033

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following is a summary of accrued expenses and other current liabilities:

	December 31,	March 31,
	2025	2025
Provision for tax	$3,260,086	$2,967,305
Accrued employer expenses	364,778	18,969
Credit card payables	66,311	352,792
Employee payables	-	429,366
Other current liabilities	169,534	91,669
Provisions	612	2,995
	$3,861,321	$3,863,096

NOTE 8: RELATED PARTY TRANSACTIONS

The subsidiary company “FatPipe Networks Private Limited” has taken a lease from a company “Back Office Extensions India Pvt Ltd” in which the Company’s directors are management. The total lease payments amounted to $67,997 and $51,833 for the nine months ended December 31, 2025 and 2024 respectively.

The Company has received a short-term interest free loan from a related entity which is controlled by the Company’s Chief Executive Officer, Stay in Business Inc, for $120,000. The loan is repayable on demand during the year 2023-24. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2025. During the nine months ended December 31, 2025, the Company repaid the entire outstanding balance of the loan.

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

At this time, there are no legal proceedings, and hence there was no need to record a liability.

NOTE 10. SUBSEQUENT EVENTS:

The Company evaluated the subsequent events through February 2, 2026, the date at which the financial statements were issued.

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

Results of Operations

For the Three Months Ended December 31, 2025 and 2024

	Three Months Ended
	December 31,
	2025	2024
	(Unaudited)
Revenues	$4,087,786	$3,148,677
Cost of revenues	503,816	379,870
Gross profit	3,583,970	2,768,807

Operating expenses:
Sales and marketing	1,282,706	888,546
General and administrative	828,350	573,906
Product development	453,539	448,568
Employee cost	616,955	672,959
Total operating expenses	3,181,550	2,583,979

Income from operations	402,420	184,828

Other income (expense), net:
Interest income	41,145	15,342
Other Income	-	1,831
Foreign exchange gain/(loss)	61,361	60,506
Interest expense	(104,072)	(118,081)
Total other income (expense), net	(1,566)	(40,402)

Income before benefit/(provision) for taxes	400,854	144,426
Income tax benefit/(provision)	(90,192)	(60,054)
Net income	310,662	84,372
Less: Net income attributable to non-controlling interests	-	16,416
Net income attributable to stockholders	$310,662	$67,956

Revenue

Net revenue was $4,087,786, an increase of $939,109, or 30%, from the prior period ended December 31, 2024. In the three months ended December 31, 2025, product revenue was $2,572,879 compared to $1,953,706 during the same period in 2024, representing an increase of 32%. Product revenue increased by $619,173 over the prior period, driven by continued execution of FatPipe’s go-to-market strategy and improved core sales activity. Service revenue increased by $459,171, partially offset by a decrease in consulting revenue of $139,235. The increase in service revenue was primarily due to the timing of service engagements, while the decrease in consulting revenue reflects fewer consulting projects completed during the period.

Cost of Revenue

In the three months ended December 31, 2025, our cost of revenue was $503,816, an increase of $123,946, or 33%, from the prior period ended December 31, 2024. Cost of revenue increased as costs of inputs increased due to macroeconomic factors. The cost of revenue includes costs associated with providing services to our customers, such as costs associated with hosting our cloud services.

Gross Profit and Gross Margin

In the three months ended December 31, 2025, our gross profit was $3,583,970 an increase of $815,163, or 29%, from prior period. The increase in gross profit was primarily due to a higher net revenue as well as lower cost of revenue.

Our gross margin remained consistent at 88% in the three months ended December 31, 2025, compared to the prior period.

Sales and Marketing Expense

In the three months ended December 31, 2025, our sales and marketing expense was $1,282,706, an increase of $394,160, or 44%, compared to the prior period. This was primarily due to an increase in salary expenses as FatPipe invested in scaling sales headcount across its sales divisions to invest in long-term growth. This use of funds was disclosed in the previously filed S-1.

General and Administrative Expense

In the three months ended December 31, 2025, our general and administrative expense was $828,350, an increase of $254,444 compared to the prior period. General and administrative expenses increased primarily due to higher compliance costs, offset by overall cost cutting via automation efforts in 2025.

Product Development Expense

Product development expense in the three months ended December 31, 2025 was $453,539, an increase of $4,971 compared to the prior period, as the Company continued its development plans for its cybersecurity and satellite products. The Company has ramped up its product development in early 2025 following its April 2025 IPO.

Employee Cost Expense

Employee cost expenses in the three months ended December 31, 2025 were $616,955, a decrease of $56,004, compared to the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense in the three months ended December 31, 2025 was $102,837, a decrease of $29,825, compared to the prior period. These expenses are categorized under general and administrative expenses.

Other Income (Expense)

Interest income during the three months ended December 31, 2025 was $41,145 as compared to $15,342 in the prior fiscal year.

Interest expense during the three months ended December 31, 2025 was $104,072, as compared to $118,081 in the prior fiscal year. The increase was due to lower loan amount in 2025.

The foreign exchange gain/(loss) results from currency conversion from U.S. dollars to Indian rupees.

For the Nine Months Ended December 31, 2025 and 2024

	Nine Months Ended
	December 31,
	2025	2024
	(Unaudited)
Revenues	$11,982,940	$12,494,572
Cost of revenues	1,043,654	892,865
Gross profit	10,939,286	11,601,707

Operating expenses:
Sales and marketing	3,537,007	2,822,873
General and administrative	2,808,024	2,338,824
Product development	1,417,153	1,307,470
Employee cost	1,772,798	1,824,496
Total operating expenses	9,534,982	8,293,663

Income from operations	1,404,304	3,308,044

Other income (expense), net:
Interest income	89,893	25,856
Other Income	-	1,831
Foreign exchange gain/(loss)	107,048	50,460
Interest expense	(299,993)	(290,524)
Total other income (expense), net	(103,052)	(212,377)

Income before benefit/(provision) for taxes	1,301,252	3,095,667
Income tax benefit/(provision)	(292,782)	(774,569)
Net income	1,008,470	2,321,098
Less: Net income attributable to non-controlling interests	-	-
Net income attributable to stockholders	$1,008,470	$2,321,098

Revenue

In the nine months ended December 31, 2025, Product revenue was $7,385,761 compared to $8,546,999 during the same period in 2024, representing a decrease of 14%. Overall, net revenue was $11,982,940, a decrease of $511,632, or 4%, from the prior period ended December 31, 2024. Product and consulting revenue decreased by $1,350,554 over the prior period, partially offset by an increase in service revenue of $838,922. The decrease in product and consulting revenue was because of a tough comparison against an exceptionally strong Q3 2024 due to two large single contracts that signed in the previous year. FatPipe continued to execute successfully on its GTM strategy with sales increasing YoY when excluding the large contract wins.

Cost of Revenue

In the nine months ended December 31, 2025, our cost of revenue was $1,043,654, an increase of $150,789, or 17%, from the prior period ended December 31, 2024. Cost of revenue increased as higher costs of inputs increased due to macroeconomic factors. The cost of revenue includes costs associated with providing services to our customers, such as costs associated with hosting our cloud services.

Gross Profit and Gross Margin

In the nine months ended December 31, 2025, our gross profit was $10,939,286, a decrease of $662,421, or 6%, from prior period. The decrease in gross profit reflects a decrease in net revenue.

Our gross margin decreased to 91% in the nine months ended December 31, 2025 from 93% in the prior period.

Sales and Marketing Expense

In the nine months ended December 31, 2025, our sales and marketing expense was $3,537,007, an increase of $714,134, or 25%, compared to the prior period. This was primarily due to an increase in salary expenses as FatPipe invested in scaling sales headcount across its sales divisions to invest in long-term growth. This use of funds was disclosed in the previously filed S-1.

General and Administrative Expense

In the nine months ended December 31, 2025, our general and administrative expense was $2,808,024, an increase of $469,200 compared to the prior period. General and administrative expenses increased primarily due to $625,220 in non-cash stock-based compensation expense recorded in the second quarter, offset by overall cost cutting via automation efforts in 2025.

Product Development Expense

Product development expense in the nine months ended December 31, 2025 was $1,417,153, an increase of $109,683 compared to the prior period, as the Company continued its development plans for its cybersecurity and satellite products. The Company has ramped up its product development in early 2025 following its April 2025 IPO.

Employee Cost Expense

Employee cost expenses in the nine months ended December 31, 2025 were $1,772,798, a decrease of $51,698, compared to the prior period. The decrease in employee cost expense is attributable to the decrease in professional services revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense in the nine months ended December 31, 2025 was $298,902, a decrease of $100,452, compared to the prior period. These expenses are categorized under general and administrative expenses.

Other Income (Expense)

Interest income during the nine months ended December 31, 2025 was $89,893 as compared to $25,856 in the prior fiscal year. The increase was due to interest on larger cash reserves.

Interest expense during the nine months ended December 31, 2025 was $299,993, as compared to $290,524 in the prior fiscal year. The increase was due to higher loan amount in 2025.

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

Debt

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of Directors of the Company, along with a personal guarantee given by them and a Trust, where the directors are trustees. During the nine months ended December 31, 2025, the Company made principal payments totaling $254,594.

Future maturities of long-term debt are as follows:

Year Ended March 31,
2026	417,323
2027	359,811
2028	392,588
2029	428,352
2030	467,373
Thereafter	2,535,197
Total principal repayments	4,600,644
Less: Current portion	417,323
Long-term portion of notes payable	$4,183,321

Interest expense for the three months ended December 31, 2025 and 2024 amounted to $104,072 and $118,081, respectively. Interest expense for the nine months ended December 31, 2025 and 2024 amounted to $299,993 and $290,524, respectively.

Short Term Debt

On June 15, 2023, the company received an interest free loan for $120,000 from Stay in Business Inc., repayable on demand. During the year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement During the nine months ended December 31, 2025, the Company repaid the entire outstanding balance of the loan.

Cash Flows

The following table sets forth certain combined statements of cash flow data:

	Nine Months Ended
	December 31,
	2025	2024
	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,008,470	$2,321,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298,902	399,354
Allowance for contract receivables	89,555	101,950
Stock based compensation	625,220	-
Allowance for accounts receivables	-	505,053
Foreign exchange	-	(36,530)
Bad debts written off during the year	-	52,942
Changes in operating assets and liabilities:
Accounts receivable	(649,649)	(568,736)
Contracts receivable	(1,606,526)	(2,548,766)
Inventories	252,329	(329,310)
Right of use assets	-	(965,514)
Other current assets	512,826	(99,913)
Other assets	(2,338)	(340,813)
Accounts payable	(85,069)	(85,855)
Accrued expenses and other current liabilities	(1,775)	800,663
Deferred revenue	(260,061)	(366,813)
Other non current liabilities	(64,070)	(3,084)
Operating lease liability, net	14,318	850,124
Net cash provided by (used in) operating activities	132,132	(314,150)

Cash Flows From Investing Activities
Purchase of equipment	(43,969)	(12,748)
Net cash used in investing activities	(43,969)	(12,748)

Cash Flows From Financing Activities
Net repayment of debt	(446,670)	-
Proceeds from debt	-	513,652
Issuance of shares pursuant to initial public offering	3,742,472	-
Net cash provided by financing activities	3,295,802	513,652

Effect of exchange rate changes on cash and cash equivalents	(141,301)	316,890
Net change in cash and cash equivalents	3,242,664	503,644
Cash and cash equivalents:
Beginning of the period	2,920,550	1,112,519
End of the period	$6,163,214	$1,616,163

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$299,993	$290,524

Supplemental Disclosure of Non-Cash Investing Activities and Financing Activities:
Right of use assets obtained in exchange of lease liabilities	$-	$1,319,422

Operating Activities

Net cash provide by operating activities in the nine months ended December 31, 2025 was $132,132 compared to net cash used in $314,150 in the prior period. The increase in cash provided by operating activities was primarily due to stock based compensation expense in 2025.

Investing Activities

Net cash used in investing activities in the nine months ended December 31, 2025 was $43,969 as compared to $12,748 in the prior period. Cash used in investing activities was primarily due to the purchase of equipment.

Financing Activities

Net cash provided by financing activities in the nine months ended December 31, 2025 was $3,295,802. Cash provided by financing activities included $3,742,472 in proceeds from the Company’s April 2025 IPO and proceeds from issue of share to consultant, partially offset by $446,670 in net repayments of debt. Net cash provided by financing activities in the nine months ended December 31, 2024 was $513,652. Cash provided by financing activities included $513,652 proceeds from debt.

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

In the three months ended December 31, 2025, adjusted EBITDA margin for the three months ended December 31, 2025 was 14%, vs 18% for the three months ended December 31, 2024. Our adjusted EBITDA increased by $13,139 compared to the prior fiscal year, primarily due to an increase in operating income as a result of higher revenues.

In the nine months ended December 31, 2025, adjusted EBITDA margin for the nine months ended December 31, 2025 was 21%, vs 31% for the nine months ended December 31, 2024. Our adjusted EBITDA decreased by $1,353,649 compared to the prior fiscal year, primarily due to a decrease in operating income as a result of lower revenues.

Net income for the three months ended December 31, 2025 was $310,662, compared to $84,372 for the three months ended December 31, 2024, primarily due to higher revenues in the 2025 period.

Net income for the nine months ended December 31, 2025 of $1,008,470 was lower than net income for the nine months ended December 31, 2024 of $2,321,098, primarily due to stock-based compensation expense of $625,220 recognized in the three months ended on December 31, 2025.

On a rule of 40 basis (revenue growth + EBTIDA margin), the Company achieved a 46% during this quarter, consisting of 30% revenue growth and 16% EBITDA margin.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income	$310,662	$84,372	$1,008,470	$2,321,098
Depreciation and amortization	102,837	236,053	298,902	399,354
Income tax benefit/(provision)	90,192	60,054	292,782	774,569
Interest expense	104,072	118,081	299,993	290,524
Foreign exchange gain/(loss)	(61,361)	60,506	(107,048)	50,460
Interest income	41,145	15,342	89,893	25,856
Stock based compensation (non-cash)	-	-	625,220	-
Adjusted EBITDA	$587,547	$574,408	$2,508,212	$3,861,861

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

New bookings in Q2’25 were booked by 15 salespeople. As part of FatPipe’s strategy post-IPO, we’ve expanded the sales team in Q3’25 to 25 salespeople.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the nine months ended December 31, 2025, the Company issued 98,000 shares of its common stock to consultants and employees as compensation for services rendered.

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
Regula Bhaksar, Ph.D Chief executive Officer and Chairman
Date: February 02, 2026

