Form 10-K
period 2026-03-31
Fatpipe Inc/UT
filed 2026-05-18
CIK 1993400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 001-42546

FATPIPE, INC.

(Exact name of registrant as specified in its charter)

Utah	27-1113325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

392 East Winchester Street, Fifth Floor

Salt Lake City, Utah 84107

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (801) 281-3434

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $41.8 million, based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date.

As of May 18, 2026, there were 14,024,468 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, market acceptance, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements in this Annual Report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, operating expenses, working capital, liquidity and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our offerings, the cost, terms and availability of components, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. You should not rely on forward-looking statements as predictions of future events. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which are based on currently available information. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations and assumptions may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our software solutions and offerings;
●	our ability to successfully execute our growth strategy and enter into new markets;
●	our ability to expand in existing and new markets;
●	increased levels of competition;
●	our relationships with our key customers and channel partners;
●	changes in customer preferences and the level of acceptance of our software solutions and services;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our proprietary rights; and
●	other risks, including those described in the “Risk Factors” section of this Annual Report.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

FatPipe is a leading developer of enterprise-class, application-aware, secure SD-WAN solutions and integrated single-stack cybersecurity solutions for organizations, including enterprises, communication service providers, security service providers, government organizations, and other middle-market companies.

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

We focus on enabling organizations to connect, secure, and monitor their networks through a unified software platform. Our solutions are designed to operate across cloud, hybrid cloud, and on-premise environments, supporting distributed applications, users, and infrastructure. By integrating networking, cybersecurity, and monitoring capabilities within a single software stack, we aim to reduce the complexity associated with deploying and managing multiple point solutions, while providing consistent policy enforcement, centralized visibility, and coordinated network and security operations.

To deliver on this vision, we hold over a dozen software and technology patents, which we leverage through an integrated suite of software solutions to offer our customers a reliable and secure platform to support mission-critical applications running on cloud, hybrid cloud and on-premise networks. Our core offerings include SD-WAN, SASE, single stack cybersecurity (“Cybersecurity”), and network monitoring service (“NMS”) software solutions, each of which is typically offered to our customers as a subscription service.

Our SD-WAN / SASE platform includes integrated traffic management and routing capabilities that address a broad set of network management needs to manage multi-line network traffic and routing. When customers have multiple data lines, and one of the lines fails, FatPipe automatically and dynamically transfers network traffic from one data line to another (failover) without disconnecting the application session. When all lines are functional, FatPipe is able to improve data traffic speed and optimize bandwidth.

Our cybersecurity platform is designed as an integrated component of our software stack and includes a range of security capabilities intended to protect network traffic, users, and applications across distributed environments. These capabilities include firewall functionality, intrusion detection and prevention, secure web gateway controls, content filtering, encrypted connectivity, secure virtual private network (“VPN”) access, and application-aware policy enforcement. Our platform is also designed to support advanced threat protection techniques, including traffic inspection, anomaly detection, and controls intended to mitigate unauthorized access and data exfiltration. These security capabilities are designed to operate consistently across WAN links, cloud environments, and network endpoints, providing coordinated protection across both edge and core network infrastructure.

In addition to our software capabilities, we provide cybersecurity testing and protection services designed to support customer security operations. These services include web application penetration testing, internal network and server penetration testing, vulnerability and port scanning of internet-facing assets, and managed web application firewall (“WAF”) services. These services are intended to complement our software platform by enabling customers to assess, validate, and enhance their security posture.

Our network monitoring capabilities provide visibility into network performance, device health, and traffic behaviour, enabling customers to monitor and manage their environments through centralized reporting and analytics. By integrating monitoring functionality within the same platform as networking and security, we aim to provide customers with a unified operational view of their network and security environments.

We service customers in geographies around the world, with our largest customer populations located in the United States and India. We plan to continue expanding our presence throughout North America and parts of Southeast Asia. Further, FatPipe is in discussions with potential partners to offer geography specific software license bundles to address these market needs. Customers in different geographies require different licenses and network servers specific to their needs and prices. We plan to expand its presence in Mexico and Asia markets with products and services bundles to address geography specific markets.

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

Cybersecurity solutions are designed to protect networks, applications, and data from unauthorized access, disruption, or attack. These solutions may include a range of capabilities such as firewalling, intrusion detection and prevention, secure access controls, traffic inspection, and threat detection. As organizations increasingly operate in distributed, cloud-based environments, cybersecurity has become a critical component of network infrastructure, requiring protection across endpoints, network layers, and cloud applications. Enterprises are increasingly adopting integrated approaches to cybersecurity that combine multiple security functions within unified platforms in order to reduce complexity and improve coordination across security operations.

The continued evolution of enterprise IT environments, including increased reliance on cloud computing, remote access, and distributed applications, has contributed to the convergence of networking, security, and monitoring functions. As a result, organizations are increasingly seeking solutions that provide integrated capabilities across these domains, rather than deploying and managing multiple independent systems.

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

Cybersecurity. According to a report by Grand View Research, the global cybersecurity market was valued at approximately $245.6 billion in 2024 and is projected to reach approximately $500.7 billion by 2030, representing a CAGR of approximately 12.9% over the forecast period. Growth in this market is being driven by increasing adoption of cloud computing, the expansion of connected devices, the growing complexity of cyber threats, and evolving regulatory requirements. As organizations continue to operate in distributed and hybrid environments, demand for cybersecurity solutions has expanded beyond traditional perimeter defenses to include protection across endpoints, network infrastructure, and cloud-based applications. In addition, enterprises are increasingly adopting integrated security approaches that combine multiple security functions within unified platforms in order to reduce operational complexity and improve coordination across security operations.

FatPipe Software Solutions

Our objective is to offer a suite of solutions to ensure our customers can securely support their networks in this cloud-first world. We are committed to driving a trusted customer experience through innovation and a diverse set of capabilities. Our core offerings are based on a complete, integrated suite of software solutions, including SD-WAN, SASE, NMS, and Cybersecurity capabilities, each of which can be individually licensed to create an experience tailored to a customer’s needs and network configuration. Additionally, all of our technologies are available for commercial sale. These capabilities are designed to operate together as part of a single software stack, allowing customers to manage networking, security, and monitoring functions through a centralized platform. By integrating these functions, our solutions are intended to reduce the complexity associated with deploying and maintaining multiple independent systems, while enabling consistent policy enforcement, centralized visibility, and coordinated network and security operations across distributed environments. Further, our product pipeline consists of new SD-WAN security features and enhancements to the NMS, as well as single-stack cybersecurity features to serve all of a customer’s cybersecurity requirements from a single vendor.

FatPipe
Intelligent Network & Security Solutions
Secured SD-WAN Platform
FATPIPE INTEGRATED PLATFORM
SD-WAN ORCHESTRATION
CYBERSECURITY
CLOUD CONNECTIVITY
ANALYTICS & CONTROL
UNIFIED MANAGEMENT PORTAL & API
CORE PLATFORM | AWS | Azure | GCP | Zero Trust | Orchestration
Branch Offices
Remote Workers
IoT / OT Devices
Cloud Apps
SaaS Services
Data Center HQ
MULTI-LINK | MPLS | 5G/LTE | Broadband
MULTI-CLOUD (AWS | Azure | GCP)
Secure SD-WAN
Next-Gen Firewall & SASE
Zero Trust Access
SIEM & Monitoring
GLOBAL THREAT INTELLIGENCE
CENTRALIZED VISIBILITY & REPORTING

As networks become increasingly critical to business operations and more exposed to cyber threats, organizations require continuous monitoring and protection across both network infrastructure and application environments. Our platform incorporates built-in and automated capabilities designed to monitor network status, detect potential intrusion activity, enforce geographic access controls, and regulate external web access based on defined policies.

Our SD-WAN capabilities provide application-aware traffic management and dynamic routing across multiple network connections. When multiple data connections are available, our platform is designed to manage traffic across those connections and, in the event of a disruption, transfer traffic between available links without interrupting application sessions. When multiple links are active, our platform is designed to optimize bandwidth utilization and improve overall network performance.

Our cybersecurity capabilities are integrated within the same software platform and are designed to protect network traffic, users, and applications across distributed environments. These capabilities include firewall functionality, intrusion detection and prevention, secure web gateway controls, content filtering, encrypted connectivity, and secure virtual private network (“VPN”) access. Our platform also supports application-aware policy enforcement, enabling organizations to define and apply security policies based on application behavior and traffic characteristics.

In addition, our cybersecurity functionality is designed to support advanced threat protection techniques, including traffic inspection, anomaly detection, and controls intended to mitigate unauthorized access and data exfiltration. These capabilities are designed to operate consistently across WAN links, cloud environments, and network endpoints, providing coordinated protection across both edge and core network infrastructure. To support these capabilities, we also provide cybersecurity testing and protection services, including web application penetration testing, internal network and server penetration testing, vulnerability and port scanning of internet-facing assets, and managed web application firewall (“WAF”) services. These services are designed to assist customers in identifying vulnerabilities, validating security controls, and maintaining the effectiveness of their security environments.

Our network monitoring capabilities provide centralized visibility into network performance, device health, and traffic activity. By integrating monitoring functionality within the same platform as networking and security, our solutions are designed to enable customers to correlate performance metrics with security and traffic patterns, supporting more efficient troubleshooting and operational decision-making. Our monitoring and reporting capabilities may also be utilized in conjunction with our cybersecurity services to provide customers with ongoing visibility into network activity, security events, and system performance.

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

Our SD-WAN solution is designed to enable organizations to manage multiple network connections simultaneously and dynamically control the flow of application traffic across those connections. By supporting multiple connectivity types, including broadband, fiber, and wireless networks, our platform provides flexibility in network design and supports distributed enterprise environments.

A key capability of our platform is its ability to maintain continuous application connectivity in the event of network disruptions. When one connection becomes unavailable, our software is designed to transfer traffic across alternate connections without interrupting active application sessions. This functionality is intended to support business continuity for applications that require persistent connectivity, including voice, video, and transactional systems.

When multiple connections are active, our platform is designed to distribute traffic across available links in order to improve bandwidth utilization and optimize application performance. These capabilities are intended to reduce reliance on higher-cost dedicated circuits while maintaining performance and reliability across the network.

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

According to research published in 2026 by Software Reviews, an independent research organization and division of Info-Tech Research Group, FatPipe’s SD-WAN solutions are the top-ranked solutions for middle-market companies, based on Software Review’s assessment of the complete software experience, which includes measurement of product features and satisfaction, as well as vendor experience and capabilities. FatPipe has also been previously rated as top-ranked in InfoTech’s 2024 and 2025 reports.

Secure Access and Service Edge (SASE)

Our SASE solution seamlessly integrates a WAN-Edge appliance with an SASE software access solution, to provide connectivity, consistent security and optimized user experience for hybrid workforce, branch office and retail locations. Our SASE capabilities are designed to operate as part of our broader software platform, enabling organizations to apply networking and security policies across users, devices, and locations within a unified architecture. By combining connectivity and security functions, our solution is intended to support secure access to applications and data while reducing the operational complexity associated with managing multiple independent systems. Our SASE solution offers virtual network functions, which combine networking and network security services into a single cloud-delivered solution, and are available for major virtual customer premise equipment (vCPE) hardware providers. Additionally, our SASE offerings include the following features:

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

Network Monitoring Service (NMS)

Our EnterpriseView reporting system for network monitoring provides a platform to monitor customer network environments, including wide area network performance and the operation of deployed devices. The system is designed to support centralized visibility across distributed network infrastructures, including branch locations and cloud-based environments. Our NMS capabilities are integrated within our broader software platform and are designed to operate in conjunction with our SD-WAN and cybersecurity functionality. By incorporating monitoring within the same platform as networking and security, our solution is intended to enable customers to observe network performance, traffic behavior, and security-related events through a unified interface. This integration is designed to allow customers to correlate network performance metrics with traffic patterns and security activity, supporting more efficient identification of performance issues, anomalous behavior, and potential security concerns.

Our NMS solution is a scalable solution that supports large data loads, maintains seamless connectivity across thousands of branches, boosts network performance to handle intensive demands, ensures comprehensive network monitoring and management, and provides real-time insights into a network or device’s health and performance. The platform provides real-time visibility into network and device performance, including connection status, utilization, and operational health. Device health information is presented through centralized dashboards and reporting tools in real time, and a tabular dashboard gives a detailed view of each device’s line condition and utilization in real time, enabling administrators to monitor network conditions and performance trends. The system is designed to provide detailed views of network line conditions, traffic utilization, and device status in real time, supporting proactive management and troubleshooting.

Cybersecurity

Our cybersecurity capabilities are designed as an integrated component of our software platform and are intended to provide protection for network traffic, users, and applications across distributed and cloud-based environments. These capabilities are delivered within the same software stack as our SD-WAN, SASE, and network monitoring solutions, enabling coordinated enforcement of security policies and centralized visibility across network and application environments.

Our cybersecurity software functionality includes a range of security controls designed to operate across network infrastructure and endpoints. These capabilities include firewall functionality, intrusion detection and prevention, secure web gateway controls, content filtering, encrypted connectivity, and secure virtual private network (“VPN”) access. In addition, our platform supports application-aware policy enforcement, enabling organizations to define and apply security policies based on application behavior, user activity, and traffic characteristics.

Our platform is also designed to support advanced threat protection techniques, including traffic inspection, detection of anomalous behavior, and controls intended to mitigate unauthorized access and data exfiltration. These capabilities are designed to operate consistently across wide area network connections, cloud environments, and network endpoints, providing coordinated protection across both edge and core network infrastructure.

By integrating cybersecurity capabilities within the same platform as networking and monitoring functions, our solutions are designed to enable customers to manage security and network operations through a unified interface. This integration is intended to reduce the complexity associated with deploying multiple standalone security products while supporting consistent policy enforcement and improved visibility across network environments.

In addition to our software-based cybersecurity capabilities, we provide cybersecurity testing and protection services designed to support customer security operations and risk management efforts. These services include web application penetration testing, internal network and server penetration testing, vulnerability and port scanning of internet-facing assets, and managed web application firewall (“WAF”) services.

These services are designed to assist customers in identifying potential vulnerabilities, validating the effectiveness of implemented security controls, and maintaining the integrity of their network and application environments. Our cybersecurity services may be utilized in conjunction with our software platform to provide ongoing visibility into security posture and to support continuous monitoring and improvement of customer security environments.

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

FatPipe’s Services

Our software solutions are provided through a subscription-based model. During the fixed term of the subscription, we include a portfolio of services, which offer our customers technical support, professional services, training, and cybersecurity services.

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

Training Services

We offer training to our customers and channel partners directly through our support staff. These services are designed to educate end-users and partners on implementation, use, functionality, and maintenance of FatPipe solutions.

Cybersecurity Services

We provide cybersecurity services designed to support customers in identifying vulnerabilities, assessing security controls, and maintaining the effectiveness of their security environments. These services are intended to complement our software platform and may be delivered in conjunction with deployments of our networking and cybersecurity solutions.

Our cybersecurity services include web application penetration testing, internal network and server penetration testing, vulnerability and port scanning of internet-facing assets, and managed web application firewall (“WAF”) services. These services are designed to simulate real-world attack scenarios, identify potential weaknesses in network and application environments, and provide customers with actionable insights to address identified risks.

Web application penetration testing is designed to evaluate the security of customer-facing applications by identifying vulnerabilities in application logic, configuration, and underlying systems. Internal network and server penetration testing is intended to assess potential risks associated with internal access, including the ability of unauthorized actors to move laterally within a network environment.

Vulnerability and port scanning services are used to identify exposed services, open ports, and known vulnerabilities across internet-facing infrastructure. Managed WAF services are designed to provide protection for web-based applications by monitoring and filtering incoming traffic based on defined security rules and threat patterns.

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

We plan to replicate our reseller and channel partner model to enter or expand in new markets or geographies. We are currently exploring options to grow our global sales, with emphasis on expansion opportunities within the burgeoning India information technology market. We are in discussions with multiple potential partners in Southeast Asia, which does not include China, to address these local markets. Further, FatPipe is in discussions with potential partners to offer geography specific software license bundles to address these market needs. Customers in different geographies require different licenses and network servers specific to their needs and prices. We plan to expand our presence in Mexico and Asia markets with products and services bundles to address geography specific markets.

Diverse End Customers

FatPipe’s software solutions have been deployed by over 2,500 end-user customers across a diverse set of sectors including education, financial services, government, healthcare, hospitality, legal, manufacturing, retail, and transportation and in various deployment models, including hybrid, SaaS, and managed services. The Company’s end-user customers range in size from smaller businesses to Fortune 1000 enterprise users, but its core customer base can be classified as mid-market companies. No end-user customer accounted for over 10% of total revenue in fiscal year 2026 or 2025.

Channel partner concentration in our revenue base is significant. For the fiscal year ended March 31, 2026, three channel partners accounted for approximately 39.31% of total revenue (fiscal year 2025: two channel partners accounted for approximately 49.54% of total revenue, with one channel partner accounting for approximately 45.09% of total revenue). Channel partner concentration is described in further detail in Note 1 to the consolidated financial statements.

Competition

FatPipe faces competition from companies with varying capabilities in SD-WAN, SASE, NMS, and Cybersecurity, some of which are larger companies with greater access to capital and other resources.

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

Intellectual Property

We primarily rely upon patent, trademark, copyright, and trade secret laws, confidentiality procedures, and contractual provisions to protect our IP and proprietary technology. As of the date of this Annual Report, we had 13 U.S. patents and seven U.S. trademarks for FatPipe, Inc. and FatPipe Networks Private Limited.

Issued Patents, per data of the United States Patent and Trademark Office (USPTO) as of March 31, 2026.

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

Trademark Registrations, per data of the United States Patent and Trademark Office (USPTO) as of March 31, 2026.

Number	Reg. Date	Mark	Last Listed Owner
2236238	30 Mar 1999	FAT PIPE	FATPIPE NETWORKS PRIVATE LIMITED
2696702	11 Mar 2003	MPVPN	FATPIPE NETWORKS PRIVATE LIMITED
2717874	20 May 2003	MPSEC	FATPIPE NETWORKS PRIVATE LIMITED
3568580	27 Jan 2009	SPAM POLICE	FATPIPE NETWORKS PRIVATE LIMITED
4316990	9 Apr 2013	FATPIPE	FATPIPE NETWORKS PRIVATE LIMITED

Recent Developments

Initial Public Offering

On April 7, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with D. Boral Capital LLC, as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, in a firm commitment initial public offering (the “Offering”), an aggregate of 695,656 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial public offering price of $5.75 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-280925), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 19, 2024, as amended, and which was declared effective by the Commission on February 12, 2025. A post-effective amendment to the registration statement related to the Offering was filed with the Commission on March 11, 2025, and was declared effective by the Commission on March 17, 2025.

On April 9, 2025, the Company closed the Offering and, including the partial exercise of the underwriters’ over-allotment option, issued and sold an aggregate of 800,004 shares of common stock. The total gross proceeds to the Company from the Offering, before deducting discounts and expenses, were approximately $4,600,023. The Company received net proceeds of approximately $3,935,522 pursuant to the Offering.

A final prospectus relating to the Offering was filed with the Commission on April 7, 2025. The Common Stock was previously approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “FATN” on April 8, 2025.

Platform and Sales Organization Expansion

Since our initial public offering, we have expanded our platform capabilities and expanded our sales organization. We introduced an integrated single-stack architecture that combines our networking, security, and monitoring functionality within a unified software platform. As part of this expansion, we enhanced our product offerings to include additional cybersecurity capabilities designed to operate within the same software environment as our SD-WAN, SASE, and network monitoring solutions.

In addition, we have doubled the headcount of our sales organization, increasing the number of sales personnel, which has resulted in an increase in sales capacity. This expansion has contributed to growth in our sales pipeline and the number of customer opportunities processed during the fiscal year.

Based on current business trends and internal expectations, we anticipate continued growth in sales activity and overall revenue. These expectations are subject to various risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report.

Human Capital Management

As of March 31, 2025, we had 172 full-time employees, with 56 in the United States, 112 in India, and 4 in the Philippines. None of our employees are represented by labor unions and we consider our employee relations to be good. Due to our consistent presence as an employer in India, which dates back to 2002, we believe we enjoy a more stable workforce than many technology companies in the region.

We do not currently have any employment agreements with our co-founders or other employees. Compensation arrangements with our executive officers and directors are governed by our Compensation Committee.

Facilities

FatPipe, Inc. and FatPipe Technologies, Inc. are headquartered in Salt Lake City, Utah. FatPipe Networks (India) Private Limited is headquartered in Chennai, India. We conduct sales, marketing, research and development, and customer support activities from each of these locations.

Corporate Information

FatPipe, Inc. was incorporated in Utah on October 14, 2009. Our principal executive offices are located at 392 East Winchester Street, Fifth Floor, Salt Lake City, Utah 84107, and our telephone number is (801) 281-3434. Our website address is www.fatpipe.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report.

Available Information

We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish them to the SEC. The SEC also maintains an Internet website (www.sec.gov) that contains such reports, proxy statements and other information about us.

ITEM 1A. RISK FACTORS

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

Within our partner network, our three and two largest reselling partners accounted for over 53.8% of our total revenues in our fiscal year ended March 31, 2025, and 49.5% of our total revenues in our fiscal year ended March 31, 2024, respectively. To reduce this risk, we continue to engage with new partners and expand our existing relationships to mitigate customer concentration risk. Additionally, we are in discussions with multiple potential partners in Southeast Asia to address the Southeast Asia market and there are no assurances we will find a suitable qualified partners.

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

Dr. Bhaskar and Ms. Datta are the primary inventors of our Company’s technology and have been instrumental in developing key partnerships. While our management team also supports the continuing operations, our two founders continue to play a key role in the company and in developing new ideas and building new partnerships. FatPipe is developing middle management to help reduce senior management risk.

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

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional software solutions and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of our sales strategy, sales execution, and sales personnel selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. Sales effectiveness has a ramp up period which we must carefully account for before we see full impact on additional headcount revenues. If we are unable to hire and train sufficient numbers of effective sales personnel, the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base or sales personnel do not effectively sell our Enhanced Platform Technology software solutions, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

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

As of March 31, 2026, we incurred an aggregate of $4.6 million of indebtedness outstanding under the Fortis Bank replacement loan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

FatPipe operates in the network and cybersecurity software industry, and the integrity, confidentiality, and availability of our information systems and the networks of our customers are critical to our business. We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, including risks that could materially adversely affect our business strategy, results of operations, or financial condition. These processes are designed to be integrated with our broader enterprise risk management framework and are administered under the supervision of our Chief Executive Officer and our Chief Financial Officer, with technical leadership provided by our internal information technology and engineering teams.

Our cybersecurity risk management program includes the following elements: (i) risk assessment processes designed to identify and evaluate cybersecurity threats and vulnerabilities; (ii) implementation of administrative, technical, and physical controls intended to safeguard our information systems and the data we process; (iii) ongoing monitoring of network activity and security events; (iv) an incident response program designed to detect, respond to, and recover from cybersecurity incidents; and (v) employee training on data protection and information security practices.

As both a developer and user of cybersecurity technology, we apply our internal cybersecurity capabilities to monitor and protect our own enterprise IT environment, including the systems used to develop and deliver our software solutions. We engage third-party providers from time to time to support our cybersecurity activities, including security testing, vulnerability assessments, and threat monitoring. We also assess cybersecurity risks associated with our use of third-party service providers and the components and software incorporated into our solutions.

To date, we are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we cannot eliminate cybersecurity risk, and despite our efforts, our information systems and the systems we deliver to customers may be subject to attempted breaches, denial-of-service attacks, malware, or other intrusions, any of which could result in business interruption, reputational harm, regulatory exposure, or financial loss.

Governance

Our Board of Directors has overall responsibility for risk oversight and has delegated oversight of cybersecurity risk to the Audit and Finance Committee, which is comprised entirely of independent directors. The Audit and Finance Committee receives periodic updates from management on the Company’s cybersecurity risk profile, the status of significant security initiatives, and any material cybersecurity incidents. Management, including the Chief Executive Officer and the Chief Financial Officer, together with our internal technical teams, is responsible for day-to-day implementation of the Company’s cybersecurity program. Our internal technical leadership has many years of experience designing, developing, and operating network and security software systems, including the cybersecurity capabilities incorporated within our products and services.

ITEM 2. PROPERTIES

Our principal executive offices are located at 392 East Winchester Street, Fifth Floor, Salt Lake City, Utah, where we lease approximately 7,400 square feet of office space pursuant to a lease that runs through November 30, 2028. FatPipe Networks Private Limited leases office space in Chennai, India under leases with our related party, Back Office Xtensions India Pvt. Ltd. See Note 9 to the consolidated financial statements for additional information regarding our related-party leases. We also maintain a smaller engineering presence in the Philippines.

We believe that our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows. However, assessment of any current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

As of the date of this Annual Report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on The Nasdaq Capital Market under the symbol “FATN.” Our common stock began trading on Nasdaq on April 8, 2025. Prior to that date, there was no public market for our common stock.

Common Stock Outstanding and Holders of Record

As of May 18, 2026, there were approximately 117 stockholders of record holding 14,024,468 shares of our common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

The number of stockholders of record does not reflect the number of beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Our ability to pay cash dividends is subject to limitations imposed by applicable federal and state law, as well as the Celtic Promissory Note (as defined below).

Additionally, in accordance with the promissory note (the “Celtic Promissory Note”) between Celtic Bank Corporation (“Celtic”) and the Company in the amount of $5,000,000 entered into on January 25, 2023, with a maturity date of January 31, 2026, there are certain restrictions on the Company’s ability to pay any dividends on the Company’s stock (other than dividends payable in its stock), provided, that notwithstanding the foregoing, but only so long as no Event of Default (as defined in the Celtic Promissory Note) has occurred and is continuing or would result from the payment of dividends, if the Company is a “Subchapter S Corporation” (as defined in the Internal Revenue Code of 1986, as amended), the Company may pay cash dividends on its stock to its shareholders from time to time in amounts necessary to enable the shareholders to pay income taxes and make estimated income tax payments to satisfy their liabilities under federal and state law which arise solely from their status as Shareholders of a Subchapter S Corporation because of their ownership of shares of the Company’s stock, or purchase or retire any of the Company’s outstanding shares or alter or amend the Company’s capital structure.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this Annual Report.

Use of Proceeds from Initial Public Offering

On April 7, 2025, we entered into an Underwriting Agreement with D. Boral Capital LLC, as representative of the underwriters, pursuant to which the Company agreed to sell to the underwriters, in a firm commitment initial public offering, an aggregate of 695,656 shares of the Company’s common stock, no par value per share, at an initial public offering price of $5.75 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-280925), declared effective by the SEC on February 12, 2025, and a post-effective amendment thereto declared effective on March 17, 2025.

On April 9, 2025, we closed the Offering and, including partial exercise of the underwriters’ over-allotment option, issued and sold an aggregate of 800,004 shares of common stock. Gross proceeds were approximately $4,600,023, and net proceeds, after deducting underwriting discounts and offering expenses, were approximately $3,935,522.

From the closing of the Offering through May 18, 2026, we have used the net proceeds for general working capital purposes consistent with the use-of-proceeds disclosure in our final prospectus dated April 7, 2025. There has been no material change in the planned use of proceeds described in our final prospectus.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2026, the Company issued an aggregate of 198,000 shares of common stock to consultants and employees as consideration for cash and services rendered. The aggregate fair value of the shares, determined based on the market price of the Company’s common stock on the date of issuance, totaled $853,220, of which $83,000 was received in cash. The Company recognized total stock-based compensation expense of $770,220 in connection with these issuances and stock options exercised by directors and officers during the fourth quarter of the fiscal year, which was recorded within general and administrative expenses. These issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering or pursuant to compensatory benefit plans approved by the Company’s Board of Directors.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fiscal year ended March 31, 2026.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this Annual Report.

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

FatPipe’s fiscal year ends March 31. The fiscal year ended March 31, 2026 (“FY2026”) was our first full fiscal year as a publicly traded company, having completed our initial public offering on April 9, 2025.

Since our initial public offering, we have continued to expand our software platform and our sales organization. We introduced an integrated single-stack architecture that combines our networking, security, and monitoring functionality within a unified software platform, and we expanded our cybersecurity capabilities. In addition, we have approximately doubled the headcount of our sales organization, contributing to growth in our sales pipeline.

Components of Results of Operations

Revenue

FatPipe derives its revenues from the sale of its software solutions and services, which include an integrated suite of SD-WAN, security and network management capabilities. These solutions are delivered to customers on commodity network servers, or virtually for deployment in public, private or hybrid cloud environments. Revenues are reported net of marketing development funds provided to our distribution partners for sales and marketing support. FatPipe Technologies, our consulting subsidiary, generally provides consulting, staffing, and engineering services on a project basis.

Our customer contracts generally range from 36 to 60 months and are typically billed on a monthly basis; however, the accounting treatment varies based on the nature of the service. The majority of our revenue is recognized at a point-in-time once the software solution has been delivered or ownership has been transferred, and our performance obligations have been satisfied. The Company delivers software licenses that are valid for the duration of the contract term (i.e., 36-60 months) along with the product. Therefore, the Company recognizes the software license revenue at the time of delivery or transfer of control. The contract value is recorded as contracts receivable and is transferred to accounts receivable upon invoicing the customer. The remaining obligation of the contract value is recorded as contract liability. Our deferred revenue consists of the amounts from the service portion of the contract and is amortized pro-rata over the term of the service agreement. For further details on our revenue recognition policies, please refer to Note 1 to the consolidated financial statements.

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

Operating Expenses

Our operating expenses consist of sales and marketing (“S&M”) expense, general and administrative (“G&A”) expense, product development expense, and employee cost. Historically, we have not capitalized any material portion of our product development expense. The Company’s 2024 Equity Incentive Plan was adopted by the Board in connection with our initial public offering and provides for stock-based compensation.

Sales and Marketing Expense

Sales and marketing expenses include the costs associated with our sales and product marketing professionals and marketing expenses in support of our distribution partners and direct sales efforts. We incur expenses for such activities as co-marketing, trade show support, travel, promotional materials, and product training. Following our initial public offering, we have substantially expanded our sales organization, which has driven incremental sales and marketing expense in the current fiscal year.

General and Administrative Expense

Our G&A expenses primarily include the direct costs associated with corporate functions such as accounting, human resources, administrative support, legal and professional fees, and rent and provisions for bad debt. Additionally, intangible charges, such as depreciation and amortization expenses, are included in G&A. Depreciation and amortization expenses are primarily related to the amortization of our intellectual property and capitalized leases. Following our initial public offering, we have incurred increased G&A expenses associated with operating as a public company, including legal, audit, investor relations, listing, transfer agent, and director and officer insurance costs.

Product Development Expense

FatPipe invests in ongoing research and development as a core component of its product innovation. These expenses consist primarily of the direct costs of engineers and technicians who design and test our highly complex software solutions. We record all research and development expenses as incurred. Our research and development teams are primarily located at our main offices in Salt Lake City, Utah and Chennai, India.

Employee Cost

Employee cost reflects the cost of personnel related to our consulting services delivery as well as certain shared service personnel. Employee cost in the current fiscal year reflects continued investment in our personnel base to support both core software solution delivery and consulting engagements.

Operating Results

Operating results reflect the income from operations derived from the sale of our software solutions and services with adjustments for non-operating income and expenses such as interest expense, interest income, and foreign exchange losses/gains resulting from our India operations.

Results of Operations

For the years ended March 31, 2026 and March 31, 2025

The following table sets forth our results of operations for the years ended March 31, 2026 and 2025:

FatPipe Inc and Subsidiaries

Consolidated Statement of Operations and Comprehensive Income

	Year Ended
	March 31,
	2026	2025
Revenues	$19,208,294	$16,288,881
Cost of revenues	1,728,384	1,061,647
Gross profit	17,479,910	15,227,234

Operating expenses:
Sales and marketing	4,791,906	3,753,948
General and administrative	4,759,653	3,422,596
Product development	1,905,042	1,787,128
Employee cost	2,433,939	2,791,816
Total operating expenses	13,890,540	11,755,488

Income (loss) from operations	3,589,370	3,471,746

Other income (expense), net:
Interest income	125,185	42,688
Other Income	-	1,831
Foreign exchange gain/(loss)	246,874	101,383
Interest expense	(475,071)	(329,892)
Total other income (expense), net	(103,012)	(183,990)

Income (loss) before benefit/(provision) for taxes	3,486,358	3,287,756
Income tax benefit/(provision)	1,483,603	(1,294,312)
Deferred tax asset / (liability)	-	(40,550)
Net income	4,969,961	1,952,894
Less: Net loss attributable to non-controlling interests	-	(13,514)
Net income attributable to stockholders	$4,969,961	$1,966,408

Net income per common share - basic	$0.36	$0.15
Net income per common share - diluted	$0.35	$0.15
Weighted average common shares outstanding – basic	13,882,787	12,858,852
Weighted average common shares outstanding - diluted	14,006,392	12,858,852

Net income	$4,969,961	$1,952,894
Other comprehensive income (loss):
Foreign currency translation adjustment	(192,030)	(153,822)
Total other comprehensive income, net of tax	(192,030)	(153,822)
Comprehensive income (loss)	4,777,931	1,799,072
Less: Comprehensive loss attributable to non-controlling interests	-	(13,139)
Comprehensive income attributable to stockholders	$4,777,931	$1,812,211

Comparison of the Years Ended March 31, 2026 and 2025

Revenue

In the fiscal year ended March 31, 2026, net revenue was $19,208,294, an increase of $2,919,413, or 17.9%, from the prior fiscal year ended March 31, 2025. The increase in revenue was primarily driven by the expansion of our sales organization following our initial public offering and continued growth in recurring billings from new and existing customers, including the contribution from our cybersecurity offerings introduced during the period.

Cost of Revenue

In the fiscal year ended March 31, 2026, our cost of revenue was $1,728,384, an increase of $666,737, or 62.8%, from the fiscal year ended March 31, 2025. The increase in cost of revenue reflects higher variable hardware costs associated with increased product unit shipments to support the expansion of our customer base, as well as additional personnel costs in our customer support and implementation organizations.

Gross Profit and Gross Margin

In the fiscal year ended March 31, 2026, our gross profit was $17,479,910, an increase of $2,252,676, or 14.8%, from the fiscal year ended March 31, 2025. Gross margin was approximately 91.0% in the current fiscal year compared to 93.5% in the prior fiscal year. The decrease in gross margin reflects the higher proportion of cost of revenue relative to revenue growth, primarily attributable to product mix and increased customer support headcount.

Sales and Marketing Expense

Sales and marketing expense in the fiscal year ended March 31, 2026 was $4,791,906, an increase of $1,037,958, or 27.6%, compared to the prior fiscal year. The increase reflects continued investment in our sales organization, including a substantially expanded sales team, in support of pipeline growth following our initial public offering.

General and Administrative Expense

General and administrative expense in the fiscal year ended March 31, 2026 was $4,759,653, an increase of $1,337,057, or 39.1%, compared to the prior fiscal year. The change reflects increased costs of operating as a public company, including the recognition of $770,220 of stock-based compensation expense and Impairment of contract assets of $664,217, professional fees, and ongoing public-company compliance costs, partially offset by a decrease in IPO-related expenses incurred in the prior year.

Impairment of Contract Assets Impairment of contract assets in the fiscal year ended March 31, 2026 was $916,419, compared to $292,810 in the prior fiscal year. The charge reflects a reserve on expected collections on certain specific long-duration contracts and was recorded in accordance with ASC 326. The Company continues to monitor the credit quality of its contracts receivable portfolio.

Product Development Expense

Product development expense in the fiscal year ended March 31, 2026 was $1,905,042, an increase of $117,914, or 6.6%, compared to the prior fiscal year, as the Company continued its development plans for its cybersecurity products and platform integration features.

Employee Cost

Employee cost in the fiscal year ended March 31, 2026 was $2,433,939, a decrease of $357,877, or 12.8%, compared to the prior fiscal year. The decrease primarily reflects shifts in the allocation of personnel costs across functional categories and a reduced headcount in certain support functions following the completion of public-company readiness activities in the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense in the fiscal year ended March 31, 2026 was $369,249, a decrease of $176,460, or 32.3%, compared to $545,709 in the prior fiscal year. The decrease primarily reflects the continued amortization of patent costs against a smaller remaining basis. These expenses are categorized within general and administrative expenses.

Non-operating Income (Expenses)

Interest income during the fiscal year ended March 31, 2026 was $125,185, compared to $42,688 in the prior fiscal year, primarily reflecting interest earned on the Company’s expanded cash balances following the initial public offering.

Other income during the fiscal year ended March 31, 2026 was nil, compared to $1,831 in the prior fiscal year.

Interest expense during the fiscal year ended March 31, 2026 was $475,071, compared to $329,892 in the prior fiscal year. The increase reflects a full year of interest on the Fortis Bank term loan obtained in March 2025, which carries a Prime Rate plus 1% interest rate.

The foreign exchange gain in the fiscal year ended March 31, 2026 was $246,874, compared to $101,383 in the prior fiscal year, and results from currency conversion from U.S. dollars to Indian rupees and is associated with our India subsidiary.

Income Tax Benefit

We recorded an income tax benefit of $1,483,603 for the fiscal year ended March 31, 2026, compared to an income tax provision of $1,294,312 in the prior fiscal year. The income tax benefit in the current fiscal year reflects (i) substantial utilization of net operating loss carryforwards against current-year U.S. taxable income, (ii) the partial reversal of approximately 50% of a $2,967,305 prior-period accrued income tax payable balance, recognized as a change in accounting estimate, (iii) utilization of general business credit carryforwards, and (iv) the foreign rate differential associated with losses generated by our Indian subsidiary. We expect to recognize the remaining ~50% of the prior-period accrual as a benefit in fiscal year 2027, subject to that year’s operating results. See Note 10 to the consolidated financial statements for additional information.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations, our cash balances (which were materially increased by net proceeds of approximately $3,935,522 received in our April 2025 initial public offering, including partial exercise of the underwriters’ over-allotment option), and the Fortis Bank term loan, are our primary sources of liquidity for funding our strategic business requirements.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents. Our capital requirements, including but not limited to, servicing our lease obligations and fixed asset purchases, will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

As the Company expands in the India and South Asian market, the Company can expect a lower gross margin from sales in that cost-sensitive region. Further, the impact on margins will be offset by lower costs of sales, as wages in that region are lower than in the U.S. As the Company exhausts its U.S. net operating losses from prior periods, it expects to begin paying additional U.S. income taxes in future periods.

Debt

On January 25, 2023, the Company entered into a three-year term loan with Celtic Bank Corporation that was secured by substantially all assets of the Company, with a corporate guarantee given by our subsidiary FatPipe Networks Private Limited. The Company received $2.5 million of the $5 million loan sanctioned by the bank. In November 2024, the Company received an additional $500,000 in proceeds under that arrangement. In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay the outstanding Celtic loan. The Fortis Bank loan is repayable in 120 equal monthly installments commencing March 1, 2025 and bears interest at the Prime Rate plus 1%. The interest rate is adjusted every calendar quarter beginning April 1, 2025. The loan is secured by substantially all of the Company’s assets, certain personal property of directors of the Company, a personal guarantee given by them, and a Trust where directors are trustees. During the year ended March 31, 2026, the Company made principal payments totaling $347,083.

Future maturities of long-term debt are as follows:

Year Ended March 31,	Amount
2026	391,397
2027	422,007
2028	456,724
2029	493,404
2030	533,031
Thereafter	2,327,720
Total principal repayments	4,624,283
Less: Current portion	391,397
Long-term portion of notes payable	$4,232,886

Interest expense was $474,116 and $329,892 for the years ended March 31, 2026 and 2025, respectively.

Short Term Debt

On June 15, 2023, the Company received an interest-free loan of $120,000 from Stay in Business Inc., a related party, repayable on demand. During the year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement. During the fiscal year ended March 31, 2026, the Company repaid the entire outstanding balance of $133,652 under this arrangement, and no balance was outstanding as of March 31, 2026.

Cash Flows

The following table sets forth our cash flow activities for the years ended March 31, 2026 and 2025:

	Year Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(780,393)	$(504,124)
Net cash used in investing activities	(52,483)	(19,762)
Net cash provided by financing activities	3,319,131	2,485,739
Effect of exchange rate changes on cash and cash equivalents	(192,030)	(153,822)
Net change in cash and cash equivalents	2,294,225	1,808,031
Cash and cash equivalents, beginning of year	2,920,550	1,112,519
Cash and cash equivalents, end of year	$5,214,775	$2,920,550

Operating Activities

Net cash used in operating activities in the fiscal year ended March 31, 2026 was $780,393, compared to net cash used of $504,124 in the prior fiscal year. The change was primarily driven by significant growth in contracts receivable (a use of $5,687,438) reflecting expansion of multi-year customer contracts billed monthly, partially offset by higher net income of $4,969,961 (compared to $1,952,894), the recognition of $770,220 of stock-based compensation, and changes in working capital, including a decrease in accrued expenses and other current liabilities ($2,308,279 use) primarily reflecting the partial reversal of accrued income tax payable.

Investing Activities

Net cash used in investing activities in the fiscal year ended March 31, 2026 was $52,483, compared to $19,762 in the prior fiscal year. The change reflects increased purchases of computer equipment and office equipment to support headcount growth following the initial public offering.

Financing Activities

Net cash provided by financing activities in the fiscal year ended March 31, 2026 was $3,319,131, compared to net cash provided of $2,485,739 in the prior fiscal year. Financing activities in the current fiscal year reflect approximately $3,659,162 of net proceeds from our initial public offering completed on April 9, 2025, including partial exercise of the underwriters’ over-allotment option, and $83,000 of cash received in connection with the issuance of common stock to consultants and employees, partially offset by $347,803 of scheduled principal payments on the Fortis Bank term loan and the repayment in full of the $133,652 short-term related party loan from Stay in Business Inc.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with the generally accepted accounting principles in the United States (“GAAP”), our management uses earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted EBITDA, Non-GAAP Net Income, and Non-GAAP Earnings Per Share, non-GAAP measures, as key measures in operating our business. We use these measures to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. EBITDA, adjusted EBITDA, Non-GAAP Net Income, and Non-GAAP Earnings Per Share are presented for supplemental informational purposes only, should not be considered a substitute for, or a more meaningful measure than, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for adjusted EBITDA, Non-GAAP Net Income, and Non-GAAP Net Income Per Share to the most directly comparable financial measure presented in accordance with GAAP.

	Year Ended
	March 31,
	2026	2025
Net income	$4,969,961	$1,952,895
Impairment of contract assets	664,217	-
Stock-based compensation	770,220	-
Non-GAAP Net Income	6,404,398	1,952,895
Depreciation and amortization	369,249	545,709
Other income	-	(1,831)
Income tax benefit/(provision)	(1,483,603)	1,294,312
Deferred tax liability / (asset)	-	40,550
Interest expense	475,071	329,892
Foreign exchange gain/(loss)	(246,874)	(101,383)
Interest income	(125,185)	(42,688)
Adjusted EBITDA	$5,393,056	$4,017,456

In the fiscal year ended March 31, 2026, our adjusted EBITDA increased by approximately $1,375,601, or 34.2%, compared to the prior fiscal year, primarily due to revenue growth of approximately 18% combined with disciplined operating expense management, partially offset by increased operating expenses related to public company costs and sales organization expansion.

	Year Ended March 31,
	2026	2025
Net income attributable to stockholders	$4,969,961	$1,966,408
Impairment of contract assets	664,217	-
Stock-based compensation	770,220	-
Non-GAAP Net Income	6,404,398	1,952,895

Weighted-average shares of common stock outstanding - basic	13,882,787	12,858,852
Effect of dilutive securities	123,605	-
Weighted-average shares of common stock outstanding - diluted	14,006,392	12,858,852

Non-GAAP Earnings per share - basic	$0.46	$0.15
Non-GAAP Earnings per share - diluted	$0.46	$0.15

In the fiscal year ended March 31, 2026, our Non-GAAP Net Income increased by approximately $4,451,503, or 228%, compared to the prior fiscal year.

Recurring Billings from Monthly and Annual Subscriptions

FatPipe annual and monthly recurring billings from products and services in fiscal year 2026, excluding consulting services, increased by approximately 14% compared to the prior fiscal year. This reflects continuing billings for existing customers as well as new business. We expect this growth in recurring billings to continue as our sales staff, including newly added headcount, continue to book new contracts as well as renewals of 36-month contracts coming due, and as our newly introduced cybersecurity offerings contribute to recurring billings going forward.

FatPipe GAAP revenue is aligned to new bookings of contracts. Billings follow customer deployments. New bookings have remained consistent quarter over quarter as the business scales. As booked revenue converts to billings, FatPipe has experienced strong growth on billings, with monthly recurring billings increasing materially year-over-year. As this faster-growing revenue segment scales, it represents a larger portion of FatPipe’s total revenues.

Please refer to the following table:

New Revenue Bookings ($k)
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
Q1 25A
Q2 25A
Q3 25A
Q4 25A
Q1 26A
Q2 26A
Q3 26A
Q4 26A
Consulting Income
Network Product Revenue

Total Quarterly Billings ($k)
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
+24%
Q1 25A
Q2 25A
Q3 25A
Q4 25A
Q1 26A
Q2 26A
Q3 26A
Q4 26A
Total Billings incl. Hardware Replacement and Consulting Income

Monthly Recurring Billings ($k)
$2,500
$2,000
$1,500
$1,000
$500
$0
+56%
Q1 25A
Q2 25A
Q3 25A
Q4 25A
Q1 26A
Q2 26A
Q3 26A
Q4 26A
Total Recurring

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

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for credit losses on accounts receivable and contracts receivable, intangible assets, defined benefit obligations, and deferred taxes. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from the results implied by these estimates and judgments under different assumptions or conditions.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, we recognize revenue under ASC 606, Revenue from Contracts with Customers, which establishes a five-step model for recognizing revenue. We apply judgment in identifying contractual terms and determining the transaction price, particularly in connection with contracts that contain multiple performance obligations (delivery of software license; technical support, including implementation, configuration, and training) where standalone selling prices are required to be allocated. We selected the cost of technical support personnel plus a 20% margin for support services, and the balance contract value as the standalone selling price for delivery of product and software license, applied consistently across periods. The software license revenue in our product arrangements is recognized at a point-in-time when the software solution has been delivered or ownership has been transferred. Service and support revenue is recognized over the term of the contract, with imputed interest recognized on a cumulative basis using the interest method.

Allowance for Credit Losses on Receivables

We record allowances for credit losses on accounts receivable and contracts receivable based on management’s assessment of historical experience, current market trends, customer-specific risk indicators, and forecasts of future economic conditions. Past due balances and other higher-risk amounts are reviewed individually for collectability. Changes in our assessment may result in increases or decreases in the allowance in future periods.

Intangible Assets

Our financial statements include IP-related intangible assets consisting primarily of legal and related costs associated with our patents and capitalized lease obligations adjusted by accumulated amortization. The identification and recognition of those intangible assets involve significant judgments, relating to, among other things, the projected cash flows attributable to these intangible assets and the estimated useful lives of these intangible assets. We amortize intangible assets that are subject to amortization over their estimated useful lives. The useful lives are determined by management at the time of creation of the intangible assets and based on historical experience and the economic life of the underlying technology and are regularly reviewed for appropriateness. We perform a quarterly review of significant finitely lived identified intangible assets to make a judgement on whether facts and circumstances indicate that the carrying amount may not be recoverable and an impairment may be required.

Defined Benefit Plan

We provide a defined benefit gratuity plan to eligible employees of FatPipe Networks Private Limited (“FP India”) in accordance with applicable labor laws of India. The benefit obligation is determined using the projected unit credit method based on annual actuarial valuations performed by independent actuaries. The valuation requires the use of significant assumptions, including the discount rate, salary growth rate, and employee turnover rate. Actual results may differ from these assumptions, and changes in assumptions can result in significant changes in the benefit obligation and the related net periodic benefit cost recorded in the consolidated statements of operations.

Income Taxes and Deferred Taxes

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is continually assessed based on a more-likely-than-not realization threshold.

In the current fiscal year, we recognized a partial reversal of $1,483,653 of accrued income tax payable from prior periods as a change in accounting estimate. The original accrual had been computed using a flat-rate methodology that did not give effect to available net operating loss carryforwards. Following the filing of the FY2025 federal and state returns and completion of the related ASC 740 computation, management determined that, after applying available carryforwards, the prior accrual was materially overstated. Considering the magnitude of the adjustment and forecasting uncertainty, management elected to recognize the reversal ratably over fiscal years 2026 and 2027. See Note 10 to the consolidated financial statements for additional information, including the deferred tax asset and valuation allowance assessment.

Implications of being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	being permitted to provide less extensive narrative disclosure than other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	being permitted to utilize exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;

●	being permitted to defer complying with certain changes in accounting standards; and

●	being permitted to use test-the-waters communications with qualified institutional buyers and institutional accredited investors.

We intend to take advantage of these and other exemptions available to “emerging growth companies.” We could remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (iii) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of FatPipe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FatPipe, Inc. and its subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income, statements of stockholders’ equity, and statements of cash flows, for each of the two fiscal years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two fiscal years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Suri & Co., Chartered Accountants

We have served as the Company’s auditors since 2022.

Place: Chennai, India

Date: May 18, 2026

FatPipe Inc and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2026	2025
ASSETS
Current assets:
Cash	$5,214,775	$2,920,550
Accounts receivable, net	4,295,370	3,764,945
Inventory	445,842	419,677
Other current assets	125,271	666,376
Contracts receivable - current, net	6,375,651	5,191,136
Total current assets	16,456,909	12,962,684
Property and equipment, net	95,506	57,844
Intangible assets, net	694,192	1,048,620
Operating lease right of use assets, net	1,042,476	1,455,373
Contracts receivable - non current, net	15,784,746	12,307,266
Other assets	372,353	379,077
Deferred tax asset	76,905	76,905
Total assets	$34,523,087	$28,287,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390,174	$437,253
Accrued expenses and other current liabilities	1,993,899	3,863,096
Deferred revenue	1,093,440	1,358,632
Operating lease liabilities, current	401,406	366,677
Notes payable, current	391,397	463,422
Total current liabilities	4,270,316	6,489,080
Notes payable, non-current	4,232,886	4,642,317
Operating lease liabilities, non-current	682,437	1,114,067
Other non-current liabilities	121,818	116,988
Total liabilities	9,307,457	12,362,452

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 14,024,468 and 13,026,464 shares of common stock issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	132,245	130,265
Additional paid-in capital	6,098,507	1,588,105
Retained earnings	16,076,024	11,106,063
Accumulated other comprehensive income	2,908,854	3,100,884
Total stockholders’ equity	25,215,630	15,925,317
Total liabilities and stockholders’ equity	$34,523,087	$28,287,769

FatPipe Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year Ended
	March 31,
	2026	2025
Revenues	$19,208,294	$16,288,881
Cost of revenues	1,728,384	1,061,647
Gross profit	17,479,910	15,227,234

Operating expenses:
Sales and marketing	4,791,906	3,753,948
General and administrative	4,759,653	3,422,596
Product development	1,905,042	1,787,128
Employee cost	2,433,939	2,791,816
Total operating expenses	13,890,540	11,755,488

Income (loss) from operations	3,589,370	3,471,746

Other income (expense), net:
Interest income	125,185	42,688
Other Income	-	1,831
Foreign exchange gain/(loss)	246,874	101,383
Interest expense	(475,071)	(329,892)
Total other income (expense), net	(103,012)	(183,990)

Income (loss) before benefit/(provision) for taxes	3,486,358	3,287,756
Income tax benefit/(provision)	1,483,603	(1,294,312)
Deferred tax asset / (liability)	-	(40,550)
Net income	4,969,961	1,952,894
Less: Net loss attributable to non-controlling interests	-	(13,514)
Net income attributable to stockholders	$4,969,961	$1,966,408

Net income per common share - basic	$0.36	$0.15
Net income per common share - diluted	$0.35	$0.15
Weighted average common shares outstanding - basic	13,882,787	12,858,852
Weighted average common shares outstanding - diluted	14,006,392	12,858,852

Net income	$4,969,961	$1,952,894
Other comprehensive income (loss):
Foreign currency translation adjustment	(192,030)	(153,822)
Total other comprehensive income, net of tax	(192,030)	(153,822)
Comprehensive income (loss)	4,777,931	1,799,072
Less: Comprehensive loss attributable to non-controlling interests	-	(13,139)
Comprehensive income attributable to stockholders	$4,777,931	$1,812,211

FatPipe Inc and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended March 31, 2026 and 2025

	Common stock		Additional paid	Retained	Accumulated Other Comprehensive	Total Fatpipe Stockholders’	Non-controlling	Total
	Shares	Amount	in capital	Earnings	Income	Equity	Interests	Equity
Balance as of March 31, 2024	12,449,308	$124,493	$1,517,753	$9,040,515	$3,254,706	$13,937,467	$112,654	$14,050,121
Net income (loss)	-	-	-	1,966,408	-	1,966,408	(13,514)	1,952,894
Other comprehensive income (loss)	-	-	-	-	(154,197)	(154,197)	375	(153,822)
Issuance of shares for purchase of non-controlling interest	577,156	5,772	70,352	99,140	375	175,639	(99,515)	76,124
Balance as of March 31, 2025	13,026,464	130,265	1,588,105	11,106,063	3,100,884	15,925,317	-	15,925,317
Issuance of shares pursuant to initial public offering	800,004	-	3,935,522	-	-	3,935,522	-	3,935,522
Shares issued for cash and services	198,000	1,980	851,240	-	-	853,220	-	853,220
Offering costs	-	-	(276,360)	-	-	(276,360)	-	(276,360)
Net income	-	-	-	4,969,961	-	4,969,961	-	4,969,961
Other comprehensive loss	-	-	-	-	(192,030)	(192,030)	-	(192,030)
Balance as of March 31, 2026	14,024,468	$132,245	$6,098,507	$16,076,024	$2,908,854	$25,215,630	$-	$25,215,630

FatPipe Inc and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities
Net income	$4,969,961	$1,952,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369,249	545,709
Allowance for contract receivables	916,419	272,057
Stock based compensation	770,220	-
Allowance for accounts receivables	132,308	443,804
Bad debts written off during the year	57,167	52,942
Changes in operating assets and liabilities:
Accounts receivable	(719,900)	(1,098,120)
Contracts receivable	(5,578,414)	(3,447,334)
Inventories	(26,165)	(306,155)
Right of use assets	-	-
Other current assets	541,105	(83,984)
Other assets	6,724	(192,171)
Accounts payable	(47,079)	19,726
Accrued expenses and other current liabilities	(1,869,197)	1,480,674
Deferred revenue	(265,192)	(160,780)
Other non current liabilities	(53,595)	981
Operating lease liability, net	15,996	15,633
Net cash used in operating activities	(780,393)	(504,124)

Cash Flows From Investing Activities
Purchase of equipment	(52,483)	(19,762)
Net cash used in investing activities	(52,483)	(19,762)

Cash Flows From Financing Activities
Net repayment of debt	(423,031)	(3,027,913)
Proceeds from debt	-	5,513,652
Issuance of shares pursuant to initial public offering	3,659,162	-
Proceeds from issuance of common stock for cash	83,000	-
Net cash provided by (used in) financing activities	3,319,131	2,485,739

Effect of exchange rate changes on cash and cash equivalents	(192,030)	(153,822)
Net change in cash and cash equivalents	2,294,225	1,808,031
Cash and cash equivalents:
Beginning of the period	2,920,550	1,112,519
End of the period	$5,214,775	$2,920,550

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$475,071	$329,892
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing Activities and Financing Activities:
Right of use assets obtained in exchange of lease liabilities	$-	$1,319,422
Issuance of shares for purchase of non-controlling interest	$-	$17,124

FatPipe Inc and Subsidiaries

Notes to the Consolidated Financial Statements

Years Ended March 31, 2026 and 2025

NOTE 1: SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Company Overview and Significant Accounting Policies

(A) Company Overview

FatPipe, Inc. (“FatPipe,” “the Company,” “we,” “us,” or “our”) was incorporated in Utah on October 14, 2009. FatPipe is a leading developer of enterprise-class, application-aware, secure software-defined wide area network (“SD-WAN”) solutions and single stack cybersecurity solutions for organizations, including enterprises, communication service providers, security service providers, government organizations, and other middle-market companies.

FatPipe holds thirteen software and technology patents, which it leverages through an integrated suite of software solutions to offer our customers a reliable, accelerated, and secure platform to support mission-critical applications running on cloud, hybrid cloud, and on-premises networks. Its core offerings include SD-WAN, secure access service edge (“SASE”), single stack cybersecurity (“Cybersecurity”), and network monitoring service (“NMS”) software solutions, each of which is typically offered to customers as a subscription service. These solutions address a broad set of network management needs and include an integrated set of capabilities designed to manage multi-line network traffic and routing.

FatPipe sells in geographies around the world, with its largest customer populations located in the United States and South Asia. It plans to continue expanding its presence throughout North America and parts of Southeast Asia.

FatPipe operates through its wholly owned subsidiaries, FatPipe Technologies, Inc. (“FT”), a Delaware corporation, and FatPipe Networks Private Limited (“FP India”), an Indian private limited company. FT and FP India provide consulting and engineering services and product development support to FatPipe.

Initial Public Offering

On April 7, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with D. Boral Capital LLC, as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, in a firm commitment initial public offering (the “Offering”), an aggregate of 695,656 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial public offering price of $5.75 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-280925), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 19, 2024, as amended, and which was declared effective by the Commission on February 12, 2025. A post-effective amendment to the registration statement related to the Offering was filed with the Commission on March 11, 2025, and was declared effective by the Commission on March 17, 2025.

On April 9, 2025, the Company closed the Offering and, including partial exercise of the underwriters’ over-allotment option, issued and sold an aggregate of 800,004 shares of common stock. Gross proceeds were approximately $4,600,023, and net proceeds, after deducting underwriting discounts and offering expenses, were approximately $3,935,522.

A final prospectus relating to the Offering was filed with the Commission on April 7, 2025. The Common Stock was previously approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “FATN” on April 8, 2025.

(B) Significant Accounting Policies

Basis of Preparation of Financial Statements

This summary of significant accounting policies of FatPipe is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

These estimates are based upon information available through the date of the issuance of the financial statements, and actual results could differ from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	Fair value of long-term debt and notes receivable;

●	Recognition of revenue;

●	Credit loss on trade receivables and contract receivables;

●	Valuation of inventory;

●	Recoverability of long-lived assets including intangible assets and their related estimated lives;

●	Accruals for estimated liabilities such as property tax accruals and litigation settlement accruals;

●	Accruals for income tax and deferred tax;

●	Determination of standalone selling price of performance obligations for revenue contracts with multiple performance obligations;

●	Actuarial assumptions for the Indian gratuity defined benefit plan, including discount rate, salary growth rate, and employee turnover rate.

Actual results could differ from these estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, which form the basis for making judgments about the carrying values of assets and liabilities.

Principles of Consolidation

These financial statements include the accounts of FatPipe, Inc. and its wholly owned subsidiaries, FT and FP India. All significant intercompany transactions and balances have been eliminated.

As of March 31, 2024, the Company owned 95.6% of the outstanding shares of capital stock of FP India, and the remaining 4.4% of the outstanding shares of capital stock of FP India were owned by certain individual stockholders (collectively, the “Limited non-controlling interests”). In July 2024, pursuant to the terms of a stock purchase and sale agreement, the Company issued an aggregate of 577,156 shares of common stock in exchange for the Limited non-controlling interests. As of March 31, 2026 and March 31, 2025, FP India was a wholly owned subsidiary of the Company.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported total assets, total liabilities, total stockholders’ equity, net income, or cash flows.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, which includes foreign currency translation adjustments related to the Company’s Indian subsidiary. The functional currency of FP India is the Indian rupee. Assets and liabilities of FP India are translated into U.S. dollars at the exchange rate in effect at the consolidated balance sheet date. Revenues and expenses are translated using average exchange rates during the period. Translation adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies a five-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies the performance obligations.

The Company derives its revenue from three primary sources, each of which is delivered through subscription-based or service contracts:

Software product and license revenue. Software product and license revenue is generated through the sale of perpetual licenses for our proprietary SD-WAN, SASE, NMS, and cybersecurity software, including delivery of the related network server hardware components, where applicable. The Company has determined that delivery of the software license, including any related network server hardware, represents a single performance obligation that is satisfied at a point in time when control of the product transfers to the customer. Accordingly, the Company recognizes software product and license revenue at the point of delivery or transfer of control.

Service and support revenue. Service and support revenue is generated through the provision of technical support, software updates, monitoring services, and other ongoing services associated with the customer’s subscription. The Company has determined that these services represent a single performance obligation satisfied over time. Service and support revenue is recognized ratably over the contractual term of the customer’s subscription, which generally ranges from 36 to 60 months.

Consulting and other revenue. Consulting and other revenue is generated primarily through FT, which provides networking, programming, and professional services on a project basis. Revenue from these arrangements is recognized over time, as services are rendered, in accordance with the terms of the underlying customer contract.

Customer contracts may contain multiple performance obligations, including the delivery of software licenses, technical support, implementation, configuration, and training services. The Company allocates the transaction price to each performance obligation based on the relative standalone selling price of each obligation. The Company has selected the cost of technical support personnel plus a 20% margin as the standalone selling price for service and support, with the residual contract value allocated to software product and license delivery. The Company has consistently applied this methodology across all periods presented.

Customer contracts are typically billed monthly. Amounts billed in advance of revenue recognition are recorded as deferred revenue. Amounts representing the future contractual rights to consideration in exchange for delivered software products and licenses are recorded as contracts receivable.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized as the related performance obligations have not been satisfied. The Company’s remaining performance obligations as of March 31, 2026 and 2025 consisted of the following:

	March 31,
	2026	2025
Product	$3,120,564	$776,426
Service	1,520,941	2,294,906
Total	4,641,505	3,071,332

Short Term – RPO – within 12 months	2,902,049	1,358,632
Long Term – RPO – from 13 to 36 months	761,128	729,037
Long Term RPO (37 month to 60 months)	978,328	983,663
Total	$4,641,505	$3,071,332

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not yet been recognized. Deferred revenue is recognized as revenue ratably over the underlying contract term as the Company satisfies the related performance obligation.

	March 31,
	2026	2025
Product	$-	$-
Service	1,093,440	1,358,632
Total	$1,093,440	$1,358,632

All deferred revenue at March 31, 2026 and 2025 is classified as current on the consolidated balance sheets.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for performance obligations that have been satisfied, but for which the right to consideration is conditional on something other than the passage of time. Contract liabilities consist of deferred revenue and customer prepayments. Contracts receivable represents amounts that are unconditionally due to be collected from customers based on satisfied performance obligations and are presented separately on the consolidated balance sheets, distinguished between current and non-current portions based on the timing of expected billings.

	Year Ended
	March 31,
	2026	2025
Allowance for bad debts at the beginning of the year	$(1,018,756)	$(875,518)
(Provisions) / reversal	(957,424)	(143,238)
Recoveries	-	-
Allowance for bad debts at the end of the year	$(1,976,180)	$(1,018,756)

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major revenue category and by geography. The following table presents revenue by major source for the fiscal years ended March 31, 2026 and 2025:

	Year Ended
	March 31,
	2026	2025
Product revenue	$13,041,271	$10,706,169
Service revenue	3,768,998	3,110,230
Consulting revenue	2,398,025	2,472,482
Total	$19,208,294	$16,288,881

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these financial instruments. The carrying amount of the Company’s notes payable approximates fair value because the interest rate adjusts at quarterly intervals based on the Prime Rate, and accordingly the loan reprices to market rates.

ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels: Level 1 — quoted prices in active markets for identical assets or liabilities; Level 2 — inputs other than Level 1 that are observable, either directly or indirectly; and Level 3 — unobservable inputs that are significant to the fair value of the assets or liabilities. The Company did not have any assets or liabilities measured at fair value on a recurring basis as of March 31, 2026 or March 31, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents consist of cash deposited with financial institutions in the United States and India.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist of amounts billed and currently due from customers. The Company maintains an allowance for credit losses, which represents the Company’s best estimate of probable credit losses inherent in the accounts receivable balance. Management evaluates the adequacy of the allowance based on historical experience, current market and economic conditions, the customer’s creditworthiness, and the aging of receivables. The company provides for any and all of the accounts receivable which are due over the period of one year if it meets the criteria for allowance estimated by the management. Accounts are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Contracts Receivable and Allowance for Credit Losses

Contracts receivable represent amounts contractually due from customers in connection with delivered software products and licenses, with collection scheduled in accordance with the underlying subscription billing terms (generally 36 to 60 months). The Company maintains an allowance for credit losses on contracts receivable, which is estimated based on historical loss experience, the aging of receivables, customer creditworthiness, and forward-looking economic conditions. The Company applies a provisioning rate of approximately 7% on its portfolio of contracts receivable, consistent with management’s historical loss experience and current expected credit loss assessment.

During the fiscal year ended March 31, 2026, in connection with assessment under ASC 326, the Company recognized an impairment of contract assets of $916,419 reflecting a reserve on expected collections on overall contracts. The charge is presented within general and administrative line item within operating expenses in the consolidated statements of operations. $292,810 impairment was recognized in the fiscal year ended March 31, 2025.

Inventories

Inventories consist of network server hardware components used to deliver the Company’s software solutions and are stated at the lower of cost (determined on a weighted average cost basis) or net realizable value. The Company periodically evaluates inventory for obsolescence and writes down the value of inventory items deemed unlikely to be sold or used in the foreseeable future.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Asset Category	Estimated Useful Life
Furniture and fixtures	5-10 years
Office equipment and computers	3-5 years

Repair and maintenance costs that do not extend the life of the asset are expensed as incurred. Upon retirement or disposal, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible Assets

Intangible assets consist primarily of legal and related costs associated with the Company’s patents and capitalized product development assets. Intangible assets are amortized on a straight-line basis over their estimated useful lives, assumed as 15 years. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted cash flows expected to be generated by the asset. If the carrying amount exceeds the undiscounted cash flows, an impairment charge is recognized in an amount equal to the excess of the carrying amount over the fair value of the asset. No impairment charges were recognized for the fiscal years ended March 31, 2026 or 2025.

Deferred Offering Costs

Direct, incremental costs incurred in connection with the Company’s initial public offering, including legal, accounting, and other professional service fees, were deferred and capitalized prior to the consummation of the offering. Upon completion of the offering on April 9, 2025, deferred offering costs were reclassified to additional paid-in capital as a reduction of the proceeds received. As of March 31, 2026, no deferred offering costs remained on the consolidated balance sheets.

Defined Benefit Plan

The Company maintains a defined benefit gratuity plan for eligible employees of FP India in accordance with applicable Indian labor laws. The gratuity plan is accounted for in accordance with ASC 715, Compensation—Retirement Benefits. The Company’s obligation under the gratuity plan is determined using the projected unit credit method based on annual actuarial valuations performed by an independent actuary. Actuarial gains and losses arising from changes in actuarial assumptions or differences between actual and expected experience are recognized in other comprehensive income in the period in which they arise. Service cost and interest cost are recognized in the consolidated statements of operations. Key assumptions used in the actuarial valuation include discount rate, salary growth rate, and employee turnover rates.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company assesses the realizability of its deferred tax assets in accordance with ASC 740-10-30. A valuation allowance is established when, based on the weight of available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company evaluates uncertain tax positions in accordance with ASC 740-10-25 and recognizes the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. Compensation expense for share-based awards is measured at fair value at the grant date and recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The Company adopted the FatPipe, Inc. 2024 Equity Incentive Plan in connection with the IPO. The Company recognized stock-based compensation expense of $770,220 during the fiscal year ended March 31, 2026, which is included within general and administrative expenses in the consolidated statements of operations. No stock-based compensation expense was recognized for the fiscal year ended March 31, 2025.

Warranties

The Company provides standard warranties for its software solutions and network server hardware. Warranty obligations have not historically been material, and no material warranty accruals have been recorded as of March 31, 2026 or March 31, 2025.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. The Company determines whether an arrangement is, or contains, a lease at inception. For leases with an initial term greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and a lease liability based on the present value of the future lease payments over the lease term. The Company uses an estimated incremental borrowing rate to discount future lease payments, as the rates implicit in the leases are not readily determinable. The Company has elected the practical expedient to not separate lease and non-lease components for its real estate leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Related Parties

The Company has identified related parties consisting of officers, directors, and entities under common control or significant influence. Related party transactions are described in Note 9.

Concentrations

The Company has no significant geographic concentrations in either trade accounts receivable or revenue.

Revenue by geography:

	Year Ended
	March 31,
	2026	2025
US	$18,510,010	$15,404,512
Rest of the World	698,284	884,369
Total	$19,208,294	$16,288,881

At March 31, 2026, the carrying amount of cash was $5,214,775, only a portion of which is covered by federal depository insurance. At March 31, 2025, the carrying amount of cash was $2,920,550, only a portion of which is covered by federal depository insurance.

Concentrations of Credit Risk

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

Channel Partner Concentration

For the fiscal year ended March 31, 2026, three major channel partners accounted for approximately 64.59% of the Company’s consolidated revenues, compared to two major channel partners that accounted for approximately 53.77% of consolidated revenues for the fiscal year ended March 31, 2025. The following tables present channel partner concentration for the fiscal years ended March 31, 2026 and 2025:

	Year Ended
	March 31,
Partner	2026	2025
Partner A (%)	60.73%	47.34%
Partner B (%)	2.26%	3.39%
Partner C (%)	1.59%	3.04%
Total	64.59%	53.77%

	Year Ended
	March 31,
Partner	2026	2025
Partner A (Revenue)	$11,665,341	$7,710,820
Partner B (Revenue)	434,522	552,941
Partner C (Revenue)	305,979	494,797
	$12,405,842	$8,758,558

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures about significant segment expenses and other segment items, the title and position of the chief operating decision maker, and additional segment disclosures for entities with a single reportable segment. The Company adopted ASU 2023-07 effective for the fiscal year beginning April 1, 2025 on a retrospective basis. The Company’s adoption did not have a material impact on its consolidated financial statements but resulted in additional disclosures about its single reportable segment, which are presented under “Segment Reporting” above.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about reconciling items in the rate reconciliation and additional disaggregation of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 effective for the fiscal year beginning April 1, 2025 on a prospective basis. The Company’s adoption did not have a material impact on its consolidated financial statements but resulted in additional disclosures, which are presented in Note 10.

Accounting Pronouncements Issued But Not Yet Adopted. In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose, in a tabular format, additional information about specified categories of expenses included in each relevant expense caption presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modify the threshold and measurement guidance for capitalization of internal-use software development costs. The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments include 33 narrow-scope improvements that, among other items, clarify the diluted earnings per share calculation when a loss from continuing operations exists. The amendments have varying effective dates and transition requirements. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

Other accounting pronouncements that have been issued but are not yet effective are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2: PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consist of the following:

	March 31,
	2026	2025
Furniture and fixtures	$269,079	$256,415
Office equipment and computers	512,416	493,873
	781,495	750,288
Less: Accumulated depreciation	(685,989)	(692,444)
	$95,506	$57,844

Depreciation expense for the fiscal years ended March 31, 2026 and 2025 amounted to $36,910 and $34,416, respectively.

NOTE 3: INTANGIBLE ASSETS, NET

The Company’s intangible assets consist of the following:

	March 31,
	2026	2025
Product development	$218,383	$218,383
Patent costs	7,216,758	7,790,890
	7,435,141	8,009,273
Less: Accumulated amortization	(6,740,949)	(6,960,653)
	$694,192	$1,048,620

Amortization expense for the fiscal years ended March 31, 2026 and 2025 amounted to $332,339 and $511,293, respectively.

Future amortization of intangible assets as of March 31, 2026 is as follows:

Year ending March 31,
2027	$230,007
2028	156,350
2029	102,283
2030	79,750
Thereafter	125,802
Total	$694,192

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

The following is a summary of the Company’s plan:

Reconciliation of Benefit Obligation

	March 31,
	2026	2025
Beginning balance	$146,063	$121,392
Service cost	45,318	13,581
Interest cost	9,612	8,650
Actuarial (gain)/loss	(4,992)	7,535
Gross benefits paid	(13,459)	(1,592)
Exchange rate adjustment	(16,447)	(3,503)
Ending balance	$166,095	$146,063

Net Periodic Benefit Cost

	Year Ended March 31,
	2026	2025
Service cost	$45,318	$13,581
Interest cost	9,612	8,650
Recognized net actuarial loss/(gain)	(4,992)	7,534
Net periodic benefit cost included in income from operations	$49,938	$29,765

Assumptions

The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at March 31 of each year and the net periodic benefit cost for the subsequent year.

	March 31,
	2026	2025
Discount rate	7.30%	6.79%
Expected return on plan assets	NA	NA
Rate of compensation increase	7%	7%

The discount rate as of March 31, 2026 is based on 12 year government bond yields of India.

NOTE 5: NOTES PAYABLE

On January 25, 2023, the Company entered into a three-year term loan with Celtic Bank Corporation (“Celtic”) in the amount of $5,000,000, secured by substantially all assets of the Company and a corporate guarantee given by FP India. The Company received $2,500,000 of the principal amount upon execution. In November 2024, the Company received an additional $500,000 in proceeds under the Celtic facility.

On March 1, 2025, the Company entered into a $5,000,000 term loan with Fortis Bank, of which approximately $3,000,000 was used to repay the outstanding balance under the Celtic loan. The Fortis Bank loan is repayable in 120 equal monthly installments commencing March 1, 2025, and bears interest at the Prime Rate plus 1%, adjusted at the beginning of each calendar quarter beginning April 1, 2025. The interest rate works out to 7.75% as on the reporting date The Fortis Bank loan is secured by substantially all of the Company’s assets, certain personal property of directors of the Company, personal guarantees provided by such directors, and a Trust where directors are trustees.

During the fiscal year ended March 31, 2026, the Company made principal payments totaling $347,803 on the Fortis Bank loan. As of March 31, 2026, outstanding borrowings under the Fortis Bank loan totaled $4,624,283, of which $391,397 was classified as current and $4,232,886 was classified as non-current.

Future maturities of long-term debt as of March 31, 2026 are as follows:

Year Ended March 31,	Amount
2026	391,397
2027	422,007
2028	456,724
2029	493,404
2030	533,031
Thereafter	2,327,720
Total principal repayments	4,624,283
Less: Current portion	391,397
Long-term portion of notes payable	$4,232,886

Interest expense recognized on notes payable for the fiscal years ended March 31, 2026 and 2025 was $403,391 and $329,892, respectively.

Short-Term Note Payable to Related Party

On June 15, 2023, the Company received an interest-free demand loan of $120,000 from Stay in Business Inc., a related party controlled by the Company’s Chief Executive Officer. During the fiscal year ended March 31, 2025, the Company received an additional $13,652 under this arrangement. During the fiscal year ended March 31, 2026, the Company repaid the entire outstanding balance of the loan, and accordingly there was no outstanding balance under this arrangement at March 31, 2026 (March 31, 2025: $133,652).

NOTE 6: STOCKHOLDERS’ EQUITY

Authorized Capital Stock

On June 19, 2024, our Board of Directors and stockholders approved an increase in our authorized capital stock from 15,000,000 shares of common stock, no par value, to 50,000,000 shares of common stock, no par value. As of March 31, 2026 and March 31, 2025, there were 14,024,468 and 13,026,464 shares of common stock issued and outstanding, respectively.

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

Additionally, if a quorum is present, an action by stockholders entitled to vote on a matter is approved if the number of votes cast in favor of the action exceeds the number of votes cast in opposition to the action (other than the election of directors). The vote of a majority of the shares of our common stock held by stockholders present in person or represented by proxy and entitled to vote at a stockholder meeting will be sufficient to elect directors or to approve a proposal.

Initial Public Offering

During the fiscal year ended March 31, 2026, the Company issued an aggregate of 800,004 shares of common stock for total net proceeds of $3,935,522 pursuant to the April 2025 initial public offering, including the partial exercise of the underwriters’ over-allotment option. The Company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “FATN” on April 8, 2025.

Acquisition of Non-Controlling Interest

In July 2024, the Company acquired the remaining 4.4% non-controlling interest in FP India in exchange for 577,156 shares of common stock. As a result of this transaction, FP India became a wholly owned subsidiary of the Company, and there are no non-controlling interests as of March 31, 2026 or March 31, 2025.

Issuances to Consultants and Employees

During the fiscal year ended March 31, 2026, the Company issued an aggregate of 198,000 shares of common stock to consultants and employees as consideration for cash and services rendered. The aggregate fair value of the shares, determined based on the market price of the Company’s common stock on the date of issuance, totaled $853,220, of which $83,000 was received in cash. The Company recognized total stock-based compensation expense of $770,220 during the fiscal year ended March 31, 2026, comprising $625,220 attributable to share issuances to consultants and employees and $145,000 attributable to stock options exercised by directors and officers during the fourth quarter of the fiscal year. Stock-based compensation expense is included within general and administrative expenses in the consolidated statements of operations.

Preferred Stock

The Company is not currently authorized to issue preferred stock under its Articles of Incorporation, but may choose to do so in the future.

Stock-Based Compensation

The Company adopted the FatPipe, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) in connection with the IPO. The 2024 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash awards to officers, directors, employees, and consultants of the Company and its affiliates. The 2024 Plan is administered by our Compensation Committee.

Stock-based compensation expense for the fiscal year ended March 31, 2026 was $770,220, all of which was recognized within general and administrative expenses. No stock-based compensation expense was recognized for the fiscal year ended March 31, 2025.

The maximum aggregate number of shares of common stock that may initially be issued under the 2024 Plan is 2,600,000 shares (the “Share Reserve”), representing approximately 5.2% of the Company’s authorized common stock. The Share Reserve will automatically increase on the first day of each calendar year, beginning in 2024 and ending in (and including) 2034, by an amount equal to 3% of the total number of shares of capital stock outstanding on March 31 immediately preceding the applicable evergreen date, subject to the Board’s discretion to provide for a lesser increase or no increase. During any fiscal year, no participant may receive awards covering more than 130,000 shares (combined across stock options, restricted stock, and restricted stock units). The maximum value of awards (and cash subject to cash-based awards) granted to any non-employee director during any fiscal year, taken together with cash fees paid to such director for service on the Board, may not exceed $500,000 in total value. Stock options have a maximum term of five years from the date of grant, and the per-share exercise price must be no less than 85% of the fair market value per share on the date of grant (or 100% of fair market value in the case of an incentive stock option granted to a holder of more than 10% of the voting power of the Company). The 2024 Plan has a term of 10 years from its effective date in 2024 and will continue in effect, unless terminated earlier, until 2034.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, increased to include all additional common shares that would have been outstanding had potentially dilutive common shares been issued. The following table presents the computation of basic and diluted earnings per share for the fiscal years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026	2025
Net income attributable to stockholders	$4,969,961	$1,966,408

Weighted-average shares of common stock outstanding - basic	13,882,787	12,858,852
Effect of dilutive securities	123,605	-
Weighted-average shares of common stock outstanding - diluted	14,006,392	12,858,852

Earnings per share - basic	$0.36	$0.15
Earnings per share - diluted	$0.35	$0.15

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

If readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of the Company’s leases do not provide a readily determinable implicit rate. When the implicit rate is not determinable, the Company’s estimated incremental borrowing rate is utilized, determined on a collateralized basis, to discount lease payments based on information available at lease commencement.

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

	Year Ended March 31,
	2026	2025

Operating lease right of use assets, net	$1,042,476	$1,455,373

Operating lease liabilities — current	401,406	366,677
Operating lease liabilities — non-current	682,437	1,114,067
Total operating lease liabilities	$1,083,843	$1,480,744

	Year Ended March 31,
	2026	2025
Operating lease expense:
Operating lease cost	$468,763	$494,509
Short-term lease cost	30,047	60,105
Total operating lease expense	$498,810	$554,614

	Year Ended March 31,
	2026	2025

Operating cash flows for operating leases	$445,028	$446,980
Right-of-use assets obtained in exchange for new lease liabilities	$-	$1,319,422

Future minimum lease payments under non-cancellable operating leases as of March 31, 2026 are as follows:

Year Ended March 31,	Operating leases
2027	$462,098
2028	478,588
2029	183,512
2030	70,350
Total minimum lease payments	$1,194,548
Less: imputed interest	(110,705)
Total lease obligations	$1,083,843
Less: Current portion	401,406
Long-term portion of lease obligations	$682,437

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following is a summary of accrued expenses and other current liabilities:

	March 31,
	2026	2025
Provision for tax	$1,483,701	$2,967,305
Accrued employer expenses	304,225	18,969
Credit card payables	54,287	352,792
Employee payables	30,545	429,366
Other current liabilities	117,342	91,669
Provisions	3,799	2,995
	$1,993,899	$3,863,096

The provision for tax decreased from $2,967,305 at March 31, 2025 to $1,483,701 at March 31, 2026, primarily reflecting the reversal of $1,483,653 of prior-period accrued income tax payable recognized as a change in accounting estimate during the fiscal year ended March 31, 2026, partially offset by the current-year tax provision. See Note 10 for additional information.

NOTE 9: RELATED PARTY TRANSACTIONS

The Company’s related party transactions include the following:

Lease Arrangements with Back Office Xtensions India Pvt. Ltd.

FP India leases office space in Chennai, India from Back Office Xtensions India Pvt. Ltd. (“Back Office”), an entity owned and controlled by the Company’s Chief Executive Officer and President. Lease payments under these arrangements are recorded as operating lease expense in accordance with ASC 842 (see Note 7). The arrangements include premises located on the first floor (commenced during the fiscal year ended March 31, 2026) and on the third floor of the leased property. Total lease payments amounted to $93,750 and $77,423 for the years ended March 31 2026 and 2025 respectively.

As of March 31, 2026, the right-of-use asset and lease liability associated with these related party arrangements totaled approximately $268,046 and $363,988, respectively. As of March 31, 2025, the corresponding amounts were approximately $285,089 and $371,400, respectively.

Short-Term Loan from Stay in Business Inc.

On June 15, 2023, the Company received an interest-free demand loan of $120,000 from Stay in Business Inc., an entity owned by the Company’s Chief Executive Officer. During the fiscal year ended March 31, 2025, the Company received an additional $13,652 under the same arrangement. During the fiscal year ended March 31, 2026, the Company repaid the entire outstanding balance of $133,652. There was no outstanding balance under this arrangement as of March 31, 2026 (March 31, 2025: $133,652). See also Note 5.

Personal Guarantees and Property Pledged in Connection with Bank Debt

The Company’s outstanding term loan with Fortis Bank is secured in part by certain personal property of directors of the Company, personal guarantees provided by such directors, and a Trust where directors are trustees, in addition to substantially all of the Company’s assets. No fees or other consideration are paid by the Company in connection with these guarantees or pledges.

Other Related Party Matters

Routine compensation arrangements with executive officers and directors are governed by the Company’s Compensation Committee. Information about director and officer compensation is provided in Item 11 of Part III of this Annual Report.

NOTE 10: INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company files a consolidated U.S. federal income tax return and an Arizona state return covering FatPipe, Inc. and FatPipe Technologies, Inc. The Company’s wholly owned Indian subsidiary, FatPipe Networks Private Limited, files separate income tax returns in India.

Effective for fiscal years beginning after December 15, 2024, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires enhanced disaggregation of information presented in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The Company has applied the new requirements prospectively in this Note.

Income (Loss) Before Income Taxes

Income (loss) before income taxes for the years ended March 31 consisted of the following:

	Year Ended March 31,
	2026	2025

United States	$4,802,182	$4,707,601
Foreign (India)	(1,315,824)	(1,419,845)
Total income before income taxes	$3,486,358	$3,287,756

Components of Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the years ended March 31 consisted of the following:

	Year Ended March 31,
	2026	2025

Current:
Federal	$(1,483,653)	$1,030,279
State	50	264,033
Foreign	-	-
Total current	$(1,483,603)	$1,294,312

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total provision (benefit) for income taxes	$(1,483,603)	$1,294,312

The current federal provision for the fiscal year ended March 31, 2026 reflects (i) a current-year tax provision of $24,027 calculated under ASC 740 after utilization of $4,896,738 of available net operating loss carryforwards, and (ii) a $1,483,653 reduction representing the partial reversal of prior-period accrued income tax payable, recognized as a change in accounting estimate. See “Change in Accounting Estimate” below for additional information.

Effective Income Tax Rate Reconciliation

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate, presented in accordance with ASU 2023-09, is as follows. Reconciling items are presented separately if they exceed 5% of the product of pre-tax income and the statutory rate.

	Year Ended March 31,
	2026 Rate	2025 Rate

Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.00%	5.11%
Stock-based compensation (permanent)	4.64%	0.00%
Foreign rate differential (India)	-1.57%	0.00%
NOL utilization	-29.01%	0.00%
Change in estimate — application of NOL carryforwards	-42.55%	0.00%
General business credit utilization	-3.02%	0.00%
Valuation allowance on impairment / other	7.96%	2.25%
Effective tax rate / Total provision (benefit)	-42.55%	28.36%

The Company’s effective tax rate for FY2026 of (42.55%) differs from the U.S. federal statutory rate of 21.00% primarily because of (i) utilization of net operating loss carryforwards substantially eliminating current-year federal and state income tax, (ii) a change in accounting estimate associated with management’s refinement of prior-period income tax obligations following completion of the Company’s FY2025 tax return and the related application of available net operating loss carryforwards, (iii) utilization of general business credit carryforwards, and (iv) the foreign rate differential associated with losses generated by the Indian subsidiary.

Deferred Tax Assets and Valuation Allowance

Significant components of the Company’s deferred tax assets, with the change for the year ended March 31, 2026, are presented below.

	Year Ended March 31,
	2026	2025

Net operating loss carryforward	$1,370,031	$1,356,779
Temporary differences	549,341	207,352
Capital loss carryforward	316,239	393,528
General business credit	105,451	-
Total gross deferred tax asset	2,341,062	1,957,659
Less: Valuation allowance	(2,264,157)	(1,880,754)
Net deferred tax asset	$76,905	$76,905

The Company has no deferred tax liabilities as of March 31, 2026 or March 31, 2025.

Valuation Allowance Assessment

In assessing the realizability of deferred tax assets in accordance with ASC 740-10-30-17 through 30-25, the Company considers all available positive and negative evidence to determine whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The weight given to potential evidence is commensurate with the extent to which it can be objectively verified.

Positive evidence

●	Three consecutive years of U.S. profitability (fiscal years 2024, 2025, and 2026)

●	Existing customer contracts providing future revenue visibility

●	Demonstrated utilization of net operating loss carryforwards in the current fiscal year

Negative evidence

●	Cumulative loss history in periods prior to fiscal year 2024

●	Continuing losses generated by the Indian subsidiary

●	Risk that capital loss carryforwards may expire prior to generation of offsetting capital gains

Based on the weight of available evidence, the Company has concluded that it is not more likely than not that deferred tax assets in excess of $76,905 will be realized. Accordingly, a valuation allowance of $2,264,157 has been maintained at March 31, 2026 ($1,880,754 at March 31, 2025). The Company will reassess this conclusion in future periods; partial release of the valuation allowance will be considered upon completion of a fourth consecutive profitable fiscal year.

Net Operating Loss Carryforwards

At March 31, 2026, the Company had U.S. federal net operating loss carryforwards of $6,523,957 available to offset future taxable income. The composition by vintage is as follows:

Tax Year of Origination	Beginning Balance	Ending Balance
Pre-2018 vintages	$3,334,752	-
Post-2017 vintages	8,004,879	6,523,957
Total US federal NOL carryforward	$11,339,631	$6,523,957
India loss carryforward	$-	$2,582,089

Net operating losses generated in tax years prior to 2018 are not subject to the 80% taxable income limitation and have no expiration date. Net operating losses generated in tax years after 2017 are subject to the 80% taxable income limitation under IRC §172(a)(2) and have an indefinite carryforward period. During FY2026, the Company applied $3,334,752 of pre-2018 net operating losses at the 100% offset and $2,465,289 of post-2017 net operating losses subject to the 80% limitation, totaling $4,896,738 of utilization.

The Indian subsidiary has unused tax losses of approximately $2,582,089 carried forward under Indian local tax law for which no deferred tax asset has been recognized in the consolidated financial statements. See “Foreign Subsidiary Losses” below.

Capital Loss Carryforwards

At March 31, 2026, the Company had a capital loss carryforward of $1,505,901 (deferred tax asset of $316,239), which is available only to offset future capital gains. Under IRC §1212(a), capital loss carryforwards have a five-year carryforward period.

A full valuation allowance has been recorded against the deferred tax asset associated with the capital loss carryforward, reflecting management’s assessment that it is not more likely than not that sufficient capital gains will be generated within the carryforward period to absorb the loss.

Income Taxes Paid (ASU 2023-09)

Income taxes paid, net of refunds received, disaggregated by jurisdiction in accordance with ASU 2023-09, is as follows:

March 31,
Jurisdiction	FY2026	FY2025
U.S. Federal	—	—
State — Arizona	—	—
Foreign — India	-	-
Total income taxes paid, net of refunds	—	—

No individual jurisdiction within “State” exceeds 5% of total income taxes paid; accordingly, separate disaggregation by individual state is not required.

Foreign Subsidiary Losses

FatPipe India Private Limited has generated tax losses in the current and prior fiscal years that are available for carryforward under Indian local tax law. At March 31, 2026, the Indian subsidiary had unused tax losses of approximately $2,582,089. The comparable amount at March 31, 2025 was $1,352,277.

No deferred tax asset has been recognized in respect of these unused tax losses, as management has determined it is not more likely than not that sufficient future taxable income will be available in India against which the losses can be utilized within the applicable local-law carryforward period. The cumulative unrecognized deferred tax asset at the applicable Indian statutory rate of 25.17% is approximately $649,912 at March 31, 2026.

Change in Accounting Estimate

During the fiscal year ended March 31, 2026, in connection with the preparation and filing of the Company’s FY2025 federal and state income tax returns, management refined its estimate of the income tax obligation associated with prior fiscal years. The previously recorded accrued income tax payable balance of $2,967,305 at March 31, 2025 was based on a flat-rate estimation methodology that did not give effect to the Company’s available net operating loss carryforwards. Upon completion of the FY2025 tax filings and the related ASC 740 computation, management determined that, after application of available net operating loss carryforwards, no material federal or state income tax was due for FY2025.

Considering the magnitude of the adjustment relative to FY2026 consolidated pre-tax income, and forecasting uncertainty regarding future U.S. taxable income, management elected to recognize the reversal of the prior over-accrual ratably over fiscal years 2026 and 2027 rather than in a single period. During FY2026, the Company reversed $1,483,653 (approximately 50%) of the $2,967,305 prior balance. The remaining $1,483,652 has been retained as accrued income tax payable at March 31, 2026 and is expected to be released in FY2027 as part of the ongoing tax provision process.

In accordance with ASC 250-10-45-17 and ASC 740-10-45-25, the refinement has been accounted for as a change in accounting estimate and recognized in the period of change. The effect of the change for the fiscal year ended March 31, 2026 was an increase in income tax benefit of $1,483,653, an increase in net income of $1,483,653, and an increase in basic and diluted earnings per share of $0.11 in accordance with the disclosure requirements of ASC 250-10-50-4.

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with ASC 740-10-25 and the related measurement, recognition, and disclosure provisions of ASC 740-10-50-15. As of March 31, 2026 and March 31, 2025, the Company has not identified any tax positions for which it is not more likely than not that the position would be sustained upon examination by the relevant taxing authorities. Accordingly, no liability for unrecognized tax benefits has been recorded, and there are no related accruals for interest or penalties.

The Company’s U.S. federal and state income tax returns generally remain subject to examination for the three most recent tax years under the applicable statutes of limitation, which corresponds to fiscal years ended March 31, 2024 through March 31, 2026. Tax returns of the Indian subsidiary remain subject to examination by Indian tax authorities for assessment years 2024-25 through 2026-27 in accordance with applicable Indian tax law.

Recently Adopted Accounting Pronouncements — ASU 2023-09

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public business entities to disclose specific categories within the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, and disaggregation of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 effective for the fiscal year beginning April 1, 2025 on a prospective basis. Adoption of the standard did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows; the impact is limited to the additional disclosures presented in this Note.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments

The Company’s commitments primarily relate to (i) operating lease arrangements (see Note 7) and (ii) repayment of outstanding bank debt (see Note 5). The Company has no other material commitments outstanding as of March 31, 2026.

Contingencies

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of business. As of the date of this Annual Report, the Company is not a party to any pending legal proceedings the outcome of which would, in the opinion of management, be expected to have a material adverse effect on its consolidated financial position, results of operations, or cash flows. Where loss contingencies are considered probable and reasonably estimable, the Company accrues an amount equal to its best estimate of the loss in accordance with ASC 450, Contingencies.

NOTE 12: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 18, 2026, the date these consolidated financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because, as an emerging growth company, we are not required to provide such report under Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of the date of this Annual Report:

Name	Age	Position(s)
Ragula Bhaskar, Ph.D.	66	Chief Executive Officer and Chairman of the Board
Sanchaita Datta	62	President, Chief Technology Officer and Director
Eric Sherb	39	Chief Financial Officer and Principal Accounting Officer
I. Bobby Majumder	58	Director (Independent)
Ajay Tandon	67	Director (Independent)
Jean Turgeon	62	Director (Independent)

Biographical Information

Executive Officers

Ragula Bhaskar, Ph.D. — Chief Executive Officer and Chairman of the Board

Dr. Bhaskar co-founded FatPipe in 2002 and has served as our Chief Executive Officer and Chairman of the Board since our inception. Dr. Bhaskar holds a Ph.D. in Engineering from The Pennsylvania State University, an M.S. in Engineering from The Pennsylvania State University, and a Bachelor of Engineering from Bangalore University. Dr. Bhaskar is an inventor on multiple patents covering networking, routing and security technologies that form the foundation of FatPipe’s product portfolio. The Board has determined that Dr. Bhaskar’s extensive industry experience, technical leadership, and intimate knowledge of FatPipe and its operations qualify him to serve as Chief Executive Officer and Chairman of the Board.

Sanchaita Datta — President, Chief Technology Officer and Director

Ms. Datta co-founded FatPipe in 2002 and has served as our President and Chief Technology Officer since our inception, and as a director since FatPipe became a publicly traded company in connection with our initial public offering in April 2025. Ms. Datta holds an M.B.A. from the University of Utah, an M.S. in Computer Science from The Pennsylvania State University, and a Bachelor of Engineering from Bangalore University. Ms. Datta is an inventor on multiple patents covering FatPipe’s networking and security technologies. The Board has determined that Ms. Datta’s extensive industry experience, technical leadership, and intimate knowledge of FatPipe and its operations qualify her to serve as a director.

Eric Sherb — Chief Financial Officer and Principal Accounting Officer

Mr. Sherb has served as our Chief Financial Officer and Principal Accounting Officer since April 24, 2025. Mr. Sherb is a Certified Public Accountant licensed in the State of New York and serves as the principal of EMS Consulting Services, LLC, an external accounting consulting firm. Mr. Sherb holds a Bachelor of Science in Accounting from the University of Maryland and brings significant experience advising public companies on SEC reporting, technical accounting matters, audit response, and finance organization development. Prior to providing financial leadership services to FatPipe, Mr. Sherb served in finance leadership roles at multiple public and emerging growth companies.

Independent Directors

I. Bobby Majumder — Director (Independent)

Mr. Majumder has served as a director of the Company since FatPipe became a publicly traded company in connection with our initial public offering in April 2025. Mr. Majumder is an attorney with extensive experience in capital markets transactions, mergers and acquisitions, and corporate finance, and has served as a partner at multiple national law firms. Mr. Majumder is also an active board member with experience advising publicly traded companies on governance, capital markets, and related strategic matters. The Board has determined that Mr. Majumder’s extensive legal, transactional, and capital markets experience qualify him to serve as an independent director.

Ajay Tandon — Director (Independent)

Mr. Tandon has served as a director of the Company since FatPipe became a publicly traded company in connection with our initial public offering in April 2025. Mr. Tandon brings extensive experience in technology, manufacturing and sales, including senior leadership and advisory roles with multiple companies. The Board has determined that Mr. Tandon’s extensive industry experience and technical expertise qualify him to serve as an independent director.

Jean Turgeon — Director (Independent)

Mr. Turgeon has served as a director of the Company since FatPipe became a publicly traded company in connection with our initial public offering in April 2025. Mr. Turgeon has extensive experience in enterprise networking, software-defined networking, and cybersecurity, having held senior technical and product leadership positions at major networking and technology companies. The Board has determined that Mr. Turgeon’s extensive industry experience and technical expertise qualify him to serve as an independent director.

Family Relationships

Dr. Ragula Bhaskar and Ms. Sanchaita Datta are married. Dr. Bhaskar serves as the Company’s Chief Executive Officer and Chairman of the Board, and Ms. Datta serves as the Company’s President, Chief Technology Officer, and a director. There are no other family relationships among the Company’s directors or executive officers.

Director Independence

Our common stock is listed on The Nasdaq Capital Market. Under the listing standards of The Nasdaq Stock Market LLC (the “Nasdaq Listing Standards”), independent directors must comprise a majority of a listed company’s board of directors. In addition, the Nasdaq Listing Standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent.

Our Board of Directors has reviewed the independence of each of our directors and has determined that Mr. Majumder, Mr. Tandon, and Mr. Turgeon each qualify as “independent” directors under the Nasdaq Listing Standards and the applicable rules and regulations of the SEC. Dr. Bhaskar and Ms. Datta do not qualify as independent directors due to their roles as executive officers of the Company.

Board Committees

Our Board of Directors has three standing committees: the Audit and Finance Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each of these committees operates under a written charter that has been approved by our Board of Directors.

Audit and Finance Committee

The Audit and Finance Committee consists of Mr. Majumder, Mr. Tandon, and Mr. Turgeon, with Mr. Majumder serving as Chair. Our Board of Directors has determined that each of the members of our Audit and Finance Committee satisfies the requirements for independence and financial literacy under the Nasdaq Listing Standards and SEC rules. Our Board of Directors has further determined that Mr. Majumder is an “audit committee financial expert” as defined under the SEC rules.

The Audit and Finance Committee is responsible for, among other things: (i) selecting and overseeing our independent registered public accounting firm; (ii) reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements; (iii) overseeing our internal control over financial reporting; (iv) reviewing the Company’s policies and processes with respect to risk management, including cybersecurity; (v) reviewing related party transactions; and (vi) approving any non-audit services performed by our independent registered public accounting firm.

Compensation Committee

The Compensation Committee consists of Mr. Majumder, Mr. Tandon, and Mr. Turgeon, with [Confirm] serving as Chair. Each of the members of the Compensation Committee satisfies the requirements for independence under the Nasdaq Listing Standards. The Compensation Committee is responsible for, among other things: (i) reviewing and approving the compensation of our executive officers; (ii) administering our equity-based compensation plans; (iii) reviewing director compensation; and (iv) reviewing our overall compensation philosophy and programs.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Mr. Majumder, Mr. Tandon, and Mr. Turgeon, with Mr. Turgeon serving as Chair. Each of the members of the Nominating and Corporate Governance Committee satisfies the requirements for independence under the Nasdaq Listing Standards. The Nominating and Corporate Governance Committee is responsible for, among other things: (i) identifying and recommending candidates for membership on our Board of Directors; (ii) reviewing and recommending corporate governance guidelines; (iii) overseeing the evaluation of our Board of Directors and management; and (iv) reviewing related party transactions for which the Audit and Finance Committee does not have primary responsibility.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees, including our Chief Executive Officer, Chief Financial Officer, and other senior financial officers. The Code of Business Conduct and Ethics is available on the Investor Relations section of our website at www.fatpipe.com. We will disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics applicable to our directors and executive officers to the extent required by applicable laws or regulations.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees, and certain other related persons. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of The Nasdaq Stock Market LLC. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Compensation Recovery Policy

In accordance with the requirements of Section 10D of the Exchange Act, Rule 10D-1 thereunder, and the related Nasdaq Listing Standards, our Board of Directors has adopted a Policy for the Recovery of Erroneously Awarded Compensation (the “Clawback Policy”). The Clawback Policy provides for the mandatory recovery, in the event of certain accounting restatements, of erroneously awarded incentive-based compensation received by our current and former executive officers. A copy of our Clawback Policy is filed as Exhibit 97.1 to this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports of beneficial ownership and changes in beneficial ownership of our common stock with the SEC. Based solely on a review of the copies of such reports furnished to us, We believe that all such reports were filed on a timely basis during the fiscal year ended March 31, 2026.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company and a smaller reporting company, we are providing scaled disclosure of executive compensation pursuant to Item 402(m) through (q) of Regulation S-K.

Summary Compensation Table

The following table sets forth information regarding compensation earned by or paid to our “named executive officers,” consisting of our principal executive officer and our two other most highly compensated executive officers, for the fiscal years ended March 31, 2026 and 2025:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Comp ($)	Total ($)
Ragula Bhaskar, Ph.D.	2026	240,000	50,000	—	—	—	290,000
Chief Executive Officer	2025	230,000	—	—	—	—	230,000
Sanchaita Datta	2026	240,240	50,000	—	—	—	290,240
President and CTO	2025	261,089	—	—	—	—	261,089
Eric Sherb	2026	79,680	—	—	—	—	79,680
Chief Financial Officer	2025	—	—	—	—	—	—

[Footnotes: (1) Salary amounts reflect base salary earned during the fiscal year. (2) Stock Awards represent the aggregate grant-date fair value of awards granted under the FatPipe, Inc. 2024 Equity Incentive Plan, computed in accordance with ASC 718. (3) All Other Compensation includes [insert detail — e.g., 401(k) match, healthcare benefits, etc.]. Update or remove footnotes consistent with actual amounts.]

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of March 31, 2026: [Insert table consistent with actual outstanding awards under the FatPipe, Inc. 2024 Equity Incentive Plan; if no equity awards are outstanding for an officer, indicate accordingly.]

Employment Arrangements

We do not currently have written employment agreements with our co-founders, Dr. Bhaskar or Ms. Datta, or with our Chief Financial Officer, Mr. Sherb. Compensation for our named executive officers is determined by our Compensation Committee and our Board of Directors based on the factors discussed below.

Director Compensation

The following table sets forth information regarding compensation earned by or paid to our non-employee directors for the fiscal year ended March 31, 2026:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
I. Bobby Majumder	$15,000	$-	$-	$15,000
Ajay Tandon	15,000	-	-	15,000
Jean Turgeon	15,000	-	-	15,000

Directors who are also executive officers of the Company (Dr. Bhaskar and Ms. Datta) do not receive additional compensation for their service as directors.

FatPipe, Inc. 2024 Equity Incentive Plan

In connection with our IPO, our Board of Directors adopted, and our stockholders approved, the FatPipe, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other stock or cash awards to officers, directors, employees, and consultants of the Company and its affiliates. The 2024 Plan is administered by our Compensation Committee.

The maximum aggregate number of shares of common stock that may be issued under the 2024 Plan is 2,600,000. As of March 31, 2026, 198,000 shares of common stock had been issued and 0 unvested awards remained outstanding under the 2024 Plan, with 2,402,000 shares remaining available for future issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of May 15, 2026, by (i) each person who is known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and includes voting and investment power with respect to the shares. Percentage ownership is based on 14,024,468 shares of our common stock outstanding as of May 18, 2026.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Ragula Bhaskar, Ph.D. (1)(2)	3,876,283	27.64%
Sanchaita Datta (1)(2)	2,577,062	18.38%
Epic Ventures (Zions SBIC) (3)	1,243,694	8.87%
Directors and Officers (other than as listed above):
Eric Sherb	-	-
I. Bobby Majumder	-	-
Ajay Tandon	-	-
Jean Turgeon	-	-
All directors and executive officers as a group (6 persons)	-	-

(1) Dr. Bhaskar and Ms. Datta are spouses. Each disclaims beneficial ownership of shares held by the other except to the extent of his or her pecuniary interest therein. The address for each of Dr. Bhaskar and Ms. Datta is c/o FatPipe, Inc., 392 East Winchester Street, Fifth Floor, Salt Lake City, Utah 84107.

(2) Includes shares held by the named individual directly and shares held indirectly through family trusts and entities under such individual’s control, in each case as reflected on the Company’s books and records as of the date of determination. [Update consistent with actual Schedule 13G/13D and Form 3/4/5 filings.]

(3) [Insert address of Epic Ventures and reference to Schedule 13G filing.]

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of March 31, 2026hi:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders — 2024 Equity Incentive Plan	—	—	2,402,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,402,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding related party transactions is included in Note 9 to the consolidated financial statements included in Item 8 of this Annual Report and is incorporated by reference into this Item 13.

In addition, as described in Note 5 and Note 9, the Fortis Bank term loan is secured in part by certain personal property of directors of the Company, personal guarantees provided by such directors, and a Trust where directors are trustees. No fees or other consideration are paid by the Company in connection with these guarantees or pledges.

Related Party Transaction Approval Policy

Our Board of Directors has adopted a written Related Party Transactions Policy that provides for the review and, as appropriate, approval or ratification of all transactions, arrangements, or relationships in which the Company is a participant, the amount involved exceeds the threshold specified in Item 404(a) of Regulation S-K, and a related person has or will have a direct or indirect material interest. Under the policy, our Audit and Finance Committee reviews and approves or ratifies all related party transactions. In considering related party transactions, the Audit and Finance Committee considers, among other factors, whether the transaction is on terms no less favorable to the Company than those generally available from an unaffiliated third party under the same or similar circumstances.

Director Independence

Information regarding the independence of our directors is set forth in Item 10 of this Annual Report and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Suri & Co., Chartered Accountants (PCAOB Firm ID: 6727), located in Chennai, India, has served as our independent registered public accounting firm since 2022. The following table sets forth fees billed to us by Suri & Co. for professional services rendered for the fiscal years ended March 31, 2026 and 2025:

	March 31,
	2026	2025
Audit fees(1)	$33,750	$37,500
Audit-Related Fees	-	4,730
Tax Fees	-	-
All other fees	-	-
Total	$33,750	$42,230

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, the review of our consolidated quarterly financial statements, and services that are typically provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the periods presented.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not separately reported under “Audit Fees.”

Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including, where applicable, fees related to the preparation of federal, state, and foreign tax returns and tax-related advisory services.

All Other Fees consist of fees billed for products and services that are not included in any of the above categories.

Audit and Finance Committee Pre-Approval Policies and Procedures

The Audit and Finance Committee has established a policy that all audit and permissible non-audit services to be performed by our independent registered public accounting firm must be pre-approved by the Audit and Finance Committee. All services described above were pre-approved by the Audit and Finance Committee in accordance with such policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as a Part of this Annual Report:

(1) Consolidated Financial Statements: See Item 8 — Financial Statements and Supplemental Data.

(2) Financial Statement Schedules: All financial statement schedules have been omitted because the information required to be set forth therein is not applicable, not material, or is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description
1.1*	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to 10-K filed on June 30, 2025.)
3.1*	Articles of Incorporation of FatPipe, Inc., dated October 14, 2009 (incorporated by reference to Exhibit 3.1 to 10-K filed on June 30, 2025.)
3.2*	Amended and Restated Articles of Incorporation of FatPipe, Inc., dated October 14, 2010 (incorporated by reference to Exhibit 3.2 to 10-K filed on June 30, 2025.)
3.3*	Restated Articles of Incorporation of FatPipe, Inc., dated November 19, 2021 (incorporated by reference to Exhibit 3.3 to 10-K filed on June 30, 2025.)
3.4*	Certificate of Amendment to the Restated Certificate of Incorporation of FatPipe, Inc., dated June 20, 2024 (incorporated by reference to Exhibit 3.4 to 10-K filed on June 30, 2025.)
3.5*	Bylaws of FatPipe, Inc., dated October 14, 2010 (incorporated by reference to Exhibit 3.5 to 10-K filed on June 30, 2025.)
10.2*#	Form of Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to 10-K filed on June 30, 2025.)
10.3*	Business Loan Agreement, Commercial Security Agreement, Intellectual Property Security Agreement and Promissory Note, dated January 25, 2023 by and among Celtic Bank Corporation, FatPipe, Inc., and its subsidiaries named therein (incorporated by reference to Exhibit 10.3 to 10-K filed on June 30, 2025.)
10.4*	Office Lease, dated November 26, 2018, by and between WCF Mutual Insurance Company and Fat Pipe Networks, Inc. (incorporated by reference to Exhibit 10.4 to 10-K filed on June 30, 2025.)
10.5*	First Amendment to Office Lease, dated January 24, 2024, by and between WCF Mutual Insurance Company and FatPipe Networks, Inc. (incorporated by reference to Exhibit 10.5 to 10-K filed on June 30, 2025.)
10.6*	Lease Deed, dated January 1, 2018, by and between Back Office Xtensions India Pvt. Ltd. and FatPipe Networks Pvt., Ltd. (incorporated by reference to Exhibit 10.6 to 10-K filed on June 30, 2025.)
10.7*	Lease Deed, dated April 1, 2020, by and between Back Office Xtensions India Pvt. Ltd. and FatPipe Networks Pvt., Ltd. (incorporated by reference to Exhibit 10.7 to 10-K filed on June 30, 2025.)
21.1*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to 10-K filed on June 30, 2025.)
24.1*	Powers of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter (incorporated by reference to Exhibit 99.4 to 10-K filed on June 30, 2025.)
99.2*	Compensation Committee Charter (incorporated by reference to Exhibit 99.5 to 10-K filed on June 30, 2025.)
99.3*	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.6 to 10-K filed on June 30, 2025.)
99.4*	Clawback Policy (incorporated by reference to Exhibit 99.7 to 10-K filed on June 30, 2025.)
99.5*	Whistleblower Policy (incorporated by reference to Exhibit 99.8 to 10-K filed on June 30, 2025.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan, contract, or arrangement.
*	Previously Filed
**	To be filed by amendment.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FATPIPE, INC.

Date: May 18, 2026

By:	/s/ Ragula Bhaskar, Ph.D.
Name:	Ragula Bhaskar, Ph.D.
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ragula Bhaskar, Ph.D.	Chief Executive Officer and Chairman of the Board	May 18, 2026
Ragula Bhaskar, Ph.D.	(Principal Executive Officer)

/s/ Sanchaita Datta	President, Chief Technology Officer, and Director	May 18, 2026
Sanchaita Datta

/s/ Eric Sherb	Chief Financial Officer	May 18, 2026
Eric Sherb	(Principal Financial Officer and Principal Accounting Officer)

/s/ I. Bobby Majumder	Director	May 18, 2026
I. Bobby Majumder

/s/ Ajay Tandon	Director	May 18, 2026
Ajay Tandon

/s/ Jean Turgeon	Director	May 18, 2026
Jean Turgeon

