Form 10-Q
period 2026-06-30
Fatpipe Inc/UT
filed 2026-07-30
CIK 1993400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, there were 14,128,468 shares of the Company’s common stock issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Financial Statements

FatPipe Inc and Subsidiaries

Consolidated Balance Sheets

	June 30,	March 31,
	2026	2026
	(Unaudited)
ASSETS
Current assets:
Cash	$4,308,342	$5,214,775
Accounts receivable, net	4,049,414	4,295,370
Inventory	769,903	445,842
Other current assets	203,752	125,271
Contracts receivable - current, net	7,063,792	6,375,651
Total current assets	16,395,203	16,456,909
Property and equipment, net	90,063	95,506
Intangible assets, net	661,041	694,192
Operating lease right-of-use assets, net	943,286	1,042,476
Contracts receivable - non-current, net	16,937,434	15,784,746
Other assets	372,458	372,353
Deferred tax asset	76,905	76,905
Total assets	$35,476,390	$34,523,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$631,997	$390,174
Accrued expenses and other current liabilities	1,768,613	1,993,899
Deferred revenue	919,245	1,093,440
Operating lease liabilities, current	411,079	401,406
Notes payable, current	391,397	391,397
Total current liabilities	4,122,331	4,270,316
Notes payable, non-current	4,140,158	4,232,886
Operating lease liabilities, non-current	575,899	682,437
Other non-current liabilities	121,892	121,818
Total liabilities	8,960,280	9,307,457

Commitments and contingencies

Stockholders’ equity:
Common stock, -no par value; 50,000,000 shares authorized; 14,125,468 and 14,024,468 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	$141,255	$132,245
Additional paid-in capital	6,293,787	6,098,507
Retained earnings	17,302,352	16,076,024
Accumulated other comprehensive income	2,778,716	2,908,854
Total stockholders’ equity	26,516,110	25,215,630
Total liabilities and stockholders’ equity	$35,476,390	$34,523,087

FatPipe Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenues	$5,031,538	$3,935,923
Cost of revenues	390,062	226,934
Gross profit	4,641,476	3,708,989

Operating expenses:
Sales and marketing	1,355,250	1,051,665
General and administrative	1,163,706	586,999
Product development	527,045	474,457
Employee cost	694,010	593,191
Total operating expenses	3,740,011	2,706,312

Income from operations	901,465	1,002,677

Other income (expense), net:
Interest income	41,682	5,799
Foreign exchange gain (loss)	7,368	17,792
Interest expense	(95,112)	(69,888)
Total other income (expense), net	(46,062)	(46,297)

Income before income tax benefit (provision)	855,403	956,380
Income tax benefit (provision)	370,925	(215,185)
Net income	1,226,328	741,195
Less: Net loss attributable to non-controlling interests	-	(13,514)
Net income attributable to FatPipe stockholders	$1,226,328	$754,709

Net income per common share - basic	$0.09	$0.05
Net income per common share - diluted	$0.09	$0.05

Weighted average common shares outstanding - basic	14,092,732	13,826,468
Weighted average common shares outstanding – diluted	14,092,732	13,826,468

Net income	$1,226,328	$741,195
Other comprehensive income (loss):
Foreign currency translation adjustment	$(130,138)	$(55,759)
Total other comprehensive income (loss), net of tax	$(130,138)	$(55,759)
Comprehensive income	$1,096,190	$685,436

FatPipe Inc and its Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common stock		Additional paid-in	Retained	other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance as of March 31, 2025	13,026,464	$130,265	$1,588,105	$11,106,063	$3,100,884	$15,925,317
Issuance of shares pursuant to initial public offering, net	800,004	-	3,935,522	-	-	3,935,522
Offering costs	-	-	(151,050)	-	-	(151,050)
Net income	-	-	-	741,195	-	741,195
Other comprehensive loss	-	-	-	-	(55,759)	(55,759)
Balance as of June 30, 2025	13,826,468	$130,265	$5,372,577	$11,847,258	$3,045,125	$20,395,225

Balance as of March 31, 2026	14,024,468	$132,245	$6,098,507	$16,076,024	$2,908,854	$25,215,630
Reclassification between par value and additional paid-in capital	-	8,000	(8,000)	-	-	-
Shares issued for employee and consultant services	101,000	1,010	203,280	-	-	204,290
Net income	-	-	-	1,226,328	-	1,226,328
Other comprehensive loss	-	-	-	-	(130,138)	(130,138)
Balance as of June 30, 2026	14,125,468	$141,255	$6,293,787	$17,302,352	$2,778,716	$26,516,110

FatPipe Inc and its Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,226,328	$741,195
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	43,114	91,957
Allowance for contract receivables	-	33,811
Stock based compensation	204,290	-
Bad debts written off	156,991	-
Changes in operating assets and liabilities:
Accounts receivable	245,956	(201,750)
Contracts receivable	(1,997,820)	(757,572)
Inventories	(324,061)	11,517
Other current assets	(78,481)	26,498
Other assets	(105)	(79)
Accounts payable	241,823	(127,026)
Accrued expenses and other current liabilities	(225,286)	(196,229)
Deferred revenue	(174,195)	(140,453)
Other non-current liabilities	74	51
Operating lease liability, net	2,325	9,476
Net cash used in operating activities	(679,047)	(508,604)

Cash Flows From Investing Activities
Purchase of equipment	(4,520)	(42,449)
Net cash used in investing activities	(4,520)	(42,449)

Cash Flows From Financing Activities
Net repayment of debt	(92,728)	(191,222)
Issuance of shares pursuant to initial public offering, net	-	3,784,472
Net cash provided by (used in) financing activities	(92,728)	3,593,250

Effect of exchange rate changes on cash	(130,138)	(55,759)
Net change in cash and cash equivalents	(906,433)	2,986,438
Cash and cash equivalents, beginning of period	5,214,775	2,920,550
Cash and cash equivalents, end of period	$4,308,342	$5,906,988

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$95,112	$69,888
Cash paid for income taxes	$-	$-

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

Initial Public Offering

On April 7, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with D. Boral Capital LLC, as representative of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters, in a firm commitment initial public offering (the “Offering” or “IPO”), an aggregate of 695,656 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial public offering price of $5.75 per share. The Common Stock was offered pursuant to a registration statement on Form S-1, as amended (File No. 333-280925), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 19, 2024, as amended, and which was declared effective by the Commission on February 12, 2025. A post effective amendment to the registration statement related to the Offering was filed with the Commission on March 11, 2025, and which was declared effective by the Commission on March 17, 2025.

On April 9, 2025, the Company closed the Offering and the Company issued and sold an aggregate of 791,024 shares of common stock. The total gross proceeds to the Company from the Offering, and before deducting discounts and expenses, were approximately $4,500,000. The Company received net proceeds of approximately $3,700,000 pursuant to the Offering.

The Common Stock commenced trading on The Nasdaq Capital Market under the ticker symbol “FATN” on April 8, 2025.

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

Principles of Consolidation

These financial statements include the accounts of FatPipe, Inc. and its wholly and majority owned subsidiaries, FatPipe Technologies, Inc. and FatPipe Networks Private Limited (“Limited”). All significant intercompany transactions and balances have been eliminated.

As of March 31, 2025, the Company owned 95.6% of the outstanding shares of capital stock of Limited and remaining 4.4% of the outstanding shares of capital stock of Limited were owned by certain individual stockholders (collectively, the “Limited non-controlling interests”). In July 2024, pursuant to the terms of a stock purchase and sale agreement, the Company issued an aggregate of 577,156 shares of common stock in exchange for the Limited non-controlling interests. As of June 30, 2026, Limited was a wholly-owned subsidiary of the Company (see Note 3).

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

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized as the related performance obligations have not been satisfied. The Company’s remaining performance obligations as of June 30, 2026 and March 31, 2026 consisted of the following:

	June 30, 2026	March 31, 2026
Product	$2,206,510	$3,120,564
Service	1,272,994	1,520,941
Total	$3,479,504	$4,641,505

Short-term — within 12 months	1,792,174	2,902,049
Long-term — 13 to 36 months	735,065	761,128
Long-term — 37 to 60 months	952,265	978,328
Total	$3,479,504	$4,641,505

Amount to be recognized as revenue over next 12 months

	June 30, 2026	March 31, 2026
Deferred revenue	$919,245	$1,093,440

Deferred Revenue

	June 30, 2026	March 31, 2026
Product	$-	$-
Service	919,245	1,093,440
Total	$919,245	$1,093,440

	June 30, 2026	March 31, 2026
Current	$919,245	$1,093,440
Non-current	-	-
Total	$919,245	$1,093,440

Contract Balances

	Three Months Ended June 30,
	2026	2025
Allowance at beginning of period	$(1,976,180)	$(875,518)
(Provisions) / reversal	(138,557)	(33,811)
Write-offs	18,434	-
Recoveries	-	-
Allowance at end of period	$(2,096,303)	$(909,329)

Disaggregated revenue

We disaggregate our revenue into products, services and consulting revenue that depict the nature, amount, and timing of revenue and cash flows for our various offerings.

	Three Months Ended June 30,
	2026	2025
Product revenue	$3,538,734	$2,392,303
Service revenue	944,387	953,287
Consulting revenue	548,417	590,333
Total	$5,031,538	$3,935,923

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

The Company has not identified any such impairment losses for the period ended June 30, 2026 and March 31, 2026.

Defined Benefit Plan

The subsidiary company “Limited” provides a defined benefit gratuity plan to eligible employees in accordance with applicable labor laws of India. The gratuity benefit is based on the employee’s last drawn salary and years of continuous service, and is payable upon resignation, retirement, or termination of employment.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. Compensation expense for share-based awards is measured at fair value at the grant date and recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. Awards are made under the FatPipe, Inc. 2024 Equity Incentive Plan adopted in connection with the Company’s initial public offering. The Company recognized stock-based compensation expense of $204,290 during the three months ended June 30, 2026 (none in the comparative period), which is included within general and administrative expenses in the condensed consolidated statements of operations.

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

Concentrations

The Company has no significant geographic concentrations in either trade accounts receivable or revenue.

	Three Months Ended June 30,
	2026	2025
United States	$4,784,016	$3,779,625
Rest of the World	247,522	156,298
Total	$5,031,538	$3,935,923

At June 30, 2026, the carrying amount of cash was $5,906,988, only a portion of which is covered by federal depository insurance. At March 31, 2026, the carrying amount of cash was $2,920,550, only a portion of which is covered by federal depository insurance.

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

The Company has three major partners that account for approximately 38.44% of the Company’s consolidated revenues for the three months ended June 30, 2026 and three major partners that accounted for 43.52% for the three months ended June 30, 2025. As reflected in the table below, partner A contributed $1,706,815 or 33.92% in revenue for the three months ended June 30, 2026, and $1,495,461 or 38.00% for the three months ended June 30, 2025. Separately, Partner B contributed $146,687 or 2.92% for the three months ended June 30, 2026, and $149,854 or 3.81% for the three months ended June 30, 2025. Partner C contributed $80,550 or 1.60% for the three months ended June 30, 2026, and $67,200 or 1.71% for the three months ended June 30, 2025.

	Three Months Ended June 30,
	2026	2025
Partner A	33.92%	38.00%
Partner B	2.92%	3.81%
Partner C	1.60%	1.71%

	Three Months Ended June 30,
	2026	2025
Partner A	$1,706,815	$1,495,461
Partner B	146,687	149,854
Partner C	80,550	67,200

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company adopted ASU 2023-07 effective for the fiscal year beginning April 1, 2025 on a retrospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements but resulted in additional disclosures about its single reportable segment.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about reconciling items in the rate reconciliation and additional disaggregation of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 effective for the fiscal year beginning April 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements but resulted in additional income tax disclosures.

Accounting Pronouncements Issued But Not Yet Adopted. In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require public business entities to disclose, in a tabular format, additional information about specified categories of expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statement disclosures.

NOTE 2: PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consist of the following:

	June 30, 2026	March 31, 2026
Furniture and fixtures	$269,156	$269,079
Office equipment and computers	517,318	512,416
	$786,474	$781,495
Less: Accumulated depreciation	(696,411)	(685,989)
	$90,063	$95,506

Depreciation expense for the three months ended June 30, 2026 and 2025 amounted to $7,502 and $8,492, respectively.

NOTE 3: INTANGIBLE ASSETS, NET

The Company’s intangible assets consist of the following:

	June 30, 2026	March 31, 2026
Product development	$218,383	$218,383
Patent costs	7,220,249	7,216,758
	$7,438,632	$7,435,141
Less: Accumulated amortization	(6,777,591)	(6,740,949)
	$661,041	$694,192

Amortization expense for the three months ended June 30, 2026 and 2025 amounted to $84,455 and $125,053, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Amount
Year ending March 31, 2027 (remaining nine months)	$230,008
2028	156,350
2029	102,283
2030	79,750
Thereafter	92,650
Total	$661,041

NOTE 4: NOTE PAYABLE

In January 2023, the Company entered into a three-year term loan with a local bank that is secured by substantially all assets of the Company with a corporate guarantee given by subsidiary - FatPipe Networks Private Limited. The loan is repayable in full during the Fiscal year 2025-26.

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of directors of the Company, along with a personal guarantee given by them and a trust, where the directors are trustees. During the three months ended June 30, 2026, the Company made principal payments totaling $92,728.

Future maturities of long-term debt are as follows:

Amount
Year ending March 31, 2027 (remaining nine months)	$298,669
2028	422,007
2029	456,724
2030	493,404
2031	533,031
Thereafter	2,327,720
Total principal repayments	$4,531,555
Less: current portion	(391,397)
Long-term portion of note payable	$4,140,158

Interest expense was $95,112 and $69,888 for the three months ended June 30, 2026 and 2025, respectively.

Short Term Debt

On June 15, 2023, the Company received an interest-free loan of $120,000 from Stay in Business Inc., a related party, repayable on demand. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2026. The Company repaid the outstanding balance in full during the fiscal year ended March 31, 2026, and there was no outstanding balance as of June 30, 2026 or March 31, 2026.

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

During the three months ended June 30, 2026, the Company issued an aggregate of 101,000 shares of common stock for employee services with a total proceeds of $3,935,522 pursuant to the April 2025 Offering, including partial exercise of the underwriter’s over-allotment option.

As of June 30, 2026, the total number of outstanding shares is 14,125,468.

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

	June 30, 2026	March 31, 2026
Operating lease right-of-use assets, net	$943,286	$1,042,476
Operating lease liabilities — current	411,079	401,406
Operating lease liabilities — non-current	575,899	682,437
Total operating lease liabilities	$986,978	$1,083,843

	Three Months Ended June 30,
	2026	2025
Operating lease cost	$115,418	$116,395
Short-term lease cost	7,512	15,327
Total operating lease expense	$122,930	$131,722

	Three Months Ended June 30,
	2026	2025
Operating cash flows from operating leases	$113,134	$87,424
ROU assets obtained in exchange for new lease liabilities	-	-

Operating leases
Year ending March 31, 2027 (remaining nine months)	$349,020
2028	478,647
2029	183,565
2030	70,392
Total minimum lease payments	$1,081,624
Less: imputed interest	(94,646)
Total lease obligations	$986,978
Less: current portion	(411,079)
Long-term portion of lease obligations	$575,899

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following is a summary of accrued expenses and other current liabilities:

	June 30, 2026	March 31, 2026
Provision for tax	$1,112,776	$1,483,701
Accrued employer expenses	302,287	304,225
Credit card payables	88,633	54,287
Employee payables	123,965	30,545
Other current liabilities	132,662	117,342
Provisions	8,290	3,799
Total	$1,768,613	$1,993,899

NOTE 8: RELATED PARTY TRANSACTIONS

The subsidiary company “FatPipe Networks Private Limited” has taken a lease from a company “Back Office Extensions India Pvt Ltd” in which the Company’s directors are management. The total lease payments amounted to $23,450 and $22,183 for the three months ended June 30, 2026 and 2025, respectively.

The Company had received a short-term interest free loan from a related entity which is controlled by the Company’s Chief Executive Officer, Stay in Business Inc., for $120,000. The loan was repayable on demand during the year 2023-24. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2026. The Company repaid the outstanding balance in full during the fiscal year ended March 31, 2026, and there was no outstanding balance as of June 30, 2026 or March 31, 2026.

NOTE 9: INCOME TAXES

The Company records its interim income tax provision (benefit) based on the estimated annual effective tax rate expected to apply for the full fiscal year, adjusted for discrete items recognized in the period, in accordance with ASC 740-270, Income Taxes — Interim Reporting.

For the three months ended June 30, 2026, the Company recognized an income tax benefit of $370,925, compared to an income tax provision of $215,185 for the three months ended June 30, 2025. The Company’s effective tax rate applicable to ordinary income for the current period was minimal, reflecting the utilization of available U.S. federal net operating loss carryforwards against taxable income.

The income tax benefit for the three months ended June 30, 2026 reflects a change in estimate, recognized as a discrete item during the quarter, relating to the phased reduction of a previously accrued income tax payable balance following the Company’s application of available net operating loss carryforwards. Consistent with ASC 740-270, this discrete item was recognized in the period in which it arose and was excluded from the estimated annual effective tax rate applied to ordinary income.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

NOTE 11. SUBSEQUENT EVENTS:

The Company evaluated the subsequent events through July 30, 2026, the date at which the financial statements were issued.

Shelf Registration Statement and At-the-Market Offering Program

On July 2, 2026, the Company filed a shelf registration statement on Form S-3 registering up to $20.0 million of common stock and/or debt securities. Concurrently, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., LLC, pursuant to which the Company may, from time to time, offer and sell up to $10.0 million of its common stock. The ATM program forms part of, and is not in addition to, the $20.0 million registered under the shelf registration statement.

Net proceeds from any future issuances are expected to be used for working capital, general corporate purposes, and potential acquisitions. As of the issuance date of these financial statements, no securities had been issued or sold under the shelf registration statement or the ATM program. Since these arrangements were entered into subsequent to June 30, 2026, they represent non-recognized subsequent events and had no impact on the Company’s financial position, weighted average shares outstanding, or basic and diluted earnings (loss) per share for the quarter ended June 30, 2026. Any future issuances under these arrangements may increase the number of shares outstanding and result in shareholder dilution.

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

Results of Operations

For the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025
Revenues	$5,031,538	$3,935,923
Cost of revenues	390,062	226,934
Gross profit	$4,641,476	$3,708,989
Total operating expenses	3,740,011	2,706,312
Income from operations	$901,465	$1,002,677
Total other income (expense), net	(46,062)	(46,297)
Income before income tax	$855,403	$956,380
Income tax benefit (provision)	370,925	(215,185)
Net income	$1,226,328	$741,195

Revenue

In the three months ended June 30, 2026, product revenue was $3,538,734 compared to $2,392,303 during the same period in 2025, representing an increase of $1,146,431, or 47.9%. Overall, net revenue was $5,031,538, an increase of $1,095,615, or 27.8%, from the prior period ended June 30, 2025. The increase was driven primarily by product revenue, partially offset by decreases in service revenue of $8,900 and consulting revenue of $41,916. The increase in product revenue was primarily due to increased sales of our product solutions due to the Company’s ability to fully execute on its core business following the closing of the IPO in April 2025. Service revenue marginally decreased due to contract timings. Consulting revenue decreased due to the timing of consulting engagements.

Cost of Revenue

In the three months ended June 30, 2026, our cost of revenue was $390,062, an increase of $163,128, or 71.9%, from the prior period ended June 30, 2025. Cost of revenue increased in line with higher product sales volumes. The cost of revenue includes costs associated with providing services to our customers, such as costs associated with hosting our cloud services.

Gross Profit and Gross Margin

In the three months ended June 30, 2026, our gross profit was $4,641,476, an increase of $932,487, or 25.1%, from the prior period. The increase in gross profit reflects an increase in net revenue.

Our gross margin decreased to 92.2% in the three months ended June 30, 2026 from 94.2% in the prior period, reflecting a higher proportion of product sales.

Sales and Marketing Expense

In the three months ended June 30, 2026, our sales and marketing expense was $1,355,250, an increase of $303,585, or 28.9%, compared to the prior period. This was primarily due to increased advertising and promotional efforts to support revenue growth.

General and Administrative Expense

In the three months ended June 30, 2026, our general and administrative expense was $1,163,706, an increase of $576,707, or 98.2%, compared to the prior period, primarily due to higher professional fees, intra-year provisions on contract receivables, and public-company operating costs.

Product Development Expense

Product development expense in the three months ended June 30, 2026 was $527,045, an increase of $52,588, or 11.1%, compared to the prior period, as the Company continued its development plans for its cybersecurity products.

Employee Cost Expense

Employee cost expenses in the three months ended June 30, 2026 were $694,010, an increase of $100,819, or 17.0%, compared to the prior period, attributable to headcount added to support revenue growth.

Depreciation and Amortization Expense

Depreciation and amortization expense in the three months ended June 30, 2026 was $43,114, a decrease of $48,843, compared to the prior period. These expenses are categorized under general and administrative expenses.

Other Income (Expense)

Interest income during the three months ended June 30, 2026 was $41,682 as compared to $5,799 in the prior fiscal year. The increase was due to higher average cash balances and interest rates.

Interest expense during the three months ended June 30, 2026 was $95,112, as compared to $69,888 in the prior year, reflecting the higher outstanding term-loan balance.

The foreign exchange gain/(loss) results from currency conversion from U.S. dollars to Indian rupees.

Income Tax Benefit (Provision)

In the three months ended June 30, 2026, the Company recognized an income tax benefit of $370,925, compared to an income tax provision of $215,185 in the prior period. The current-period benefit reflects a change in estimate, recognized as a discrete item during the quarter, relating to the phased reduction of a previously accrued income tax payable balance following the Company’s application of available U.S. federal net operating loss carryforwards against taxable income. The Company’s effective tax rate applicable to ordinary income for the period was minimal as a result of the utilization of net operating loss carryforwards. Consistent with interim reporting guidance, the change in estimate was recognized discretely and excluded from the estimated annual effective tax rate applied to ordinary income.

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

Debt

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of directors of the Company, along with a personal guarantee given by them and a trust, where the directors are trustees. During the three months ended June 30, 2026, the Company made principal payments totaling $92,728.

Future maturities of long-term debt are as follows:

Amount
Year ending March 31, 2027 (remaining nine months)	$298,669
2028	422,007
2029	456,724
2030	493,404
2031	533,031
Thereafter	2,327,720
Total	$4,531,555

Interest expense was $95,112 and $69,888 for the three months ended June 30, 2026 and 2025, respectively.

Short Term Debt

On June 15, 2023, the Company received an interest-free loan of $120,000 from Stay in Business Inc., a related party, repayable on demand. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2026. The Company repaid the outstanding balance in full during the fiscal year ended March 31, 2026, and there was no outstanding balance as of June 30, 2026 or March 31, 2026.

Cash Flows

The following table sets forth certain combined statements of cash flow data:

	Three Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(679,047)	$(508,604)
Net cash used in investing activities	(4,520)	(42,449)
Net cash provided by (used in) financing activities	(92,728)	3,593,250
Effect of exchange rate changes on cash	(130,138)	(55,759)
Net change in cash and cash equivalents	$(906,433)	$2,986,438

Operating Activities

Net cash used in operating activities in the three months ended June 30, 2026 was $679,047 compared to $508,604 in the prior period. The increase in cash used was primarily due to growth in contracts receivable and inventory to support higher sales volumes, partially offset by higher net income.

Investing Activities

Net cash used in investing activities in the three months ended June 30, 2026 was $4,520 as compared to $42,449 in the prior period. Cash used in investing activities was primarily due to the purchase of equipment.

Financing Activities

Net cash used in financing activities in the three months ended June 30, 2026 was $92,728, consisting of repayments of the term loan. In the three months ended June 30, 2025, net cash provided by financing activities was $3,593,250, which included $3,784,472 in proceeds from the Company’s April 2025 IPO, partially offset by $191,222 in repayment of debt.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with the generally accepted accounting principles in the United States (“GAAP”), our management uses adjusted earnings before interest, taxes, depreciation, and amortization expenses to net income (“Adjusted EBITDA”), a non-GAAP measure, as a key measure in operating our business. We use Adjusted EBITDA to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use Adjusted EBITDA as a measure of our operating performance. Adjusted EBITDA is presented for supplemental informational purposes only, should not be considered a substitute for, or a more meaningful measure than, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for Adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of Adjusted EBITDA to its most directly comparable GAAP financial measure.

In the three months ended June 30, 2026, our Adjusted EBITDA was $1,287,426, an increase of $192,793 compared to $1,094,633 in the prior fiscal year, primarily due to higher revenues and operating income and the add-back of stock-based compensation.

	Three Months Ended
	June 30, 2026
	2026	2025
Net income	$1,226,328	$741,193
Impairment of contract assets	138,557	-
Stock-based compensation	204,290	-
Non-GAAP net income	1,569,175	741,193
Depreciation and amortization	43,114	91,957
Other income	-	-
Income tax benefit/(provision)	(370,925)	215,185
Deferred tax liability / (asset)	-	-
Interest expense	95,112	69,888
Foreign exchange gain/(loss)	(7,368)	(17,792)
Interest income	(41,682)	(5,799)
Adjusted EBITDA	$1,287,426	$1,094,633

Off-Balance Sheet Arrangements

During the period presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

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

We intend to take advantage of these and other exemptions available to “emerging growth companies.” We could remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the closing of the IPO, (ii) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (iii) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (iv) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes in the risk factors we previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on May 18, 2026.

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
Regula Bhaksar, Ph.D Chief executive Officer and Chairman
Date: July 30, 2026

