Form 10-Q
period 2026-09-30
Fatpipe Inc/UT
filed 2026-11-04
CIK 1993400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, there were 14,128,468 shares of the Company’s common stock issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Financial Statements

FatPipe Inc and Subsidiaries

Consolidated Balance Sheets

	September 30,	March 31,
	2026	2026
ASSETS
Current assets:
Cash	$3,102,944	$5,214,775
Accounts receivable, net	4,287,748	4,295,370
Inventory	663,301	445,842
Other current assets	181,762	125,271
Contracts receivable - current, net	7,423,747	6,375,651
Total current assets	15,659,502	16,456,909
Property and equipment, net	82,321	95,506
Intangible assets, net	625,359	694,192
Operating lease right of use assets, net	841,763	1,042,476
Contracts receivable - non current, net	17,739,575	15,784,746
Other assets	358,247	372,353
Deferred tax asset	76,905	76,905
Total assets	$35,383,672	$34,523,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,380	$390,174
Accrued expenses and other current liabilities	1,253,604	1,993,899
Deferred revenue	826,895	1,093,440
Operating lease liabilities, current	421,998	401,406
Notes payable, current	418,815	391,397
Total current liabilities	3,054,692	4,270,316
Notes payable, non-current	4,021,882	4,232,886
Operating lease liabilities, non-current	462,782	682,437
Other non-current liabilities	120,132	121,818
Total liabilities	7,659,488	9,307,457

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, no par value; 50,000,000 shares authorized, 14,128,468 and 14,024,468 shares of common stock issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	141,255	132,245
Additional paid-in capital	6,308,537	6,098,507
Retained earnings	18,503,982	16,076,024
Accumulated other comprehensive income	2,770,410	2,908,854
Total stockholders’ equity	27,724,184	25,215,630
Total liabilities and stockholders’ equity	$35,383,672	$34,523,087

FatPipe Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues	$4,834,061	$3,959,231	$9,865,599	$7,895,154
Cost of revenues	484,933	312,904	874,995	539,838
Gross profit	4,349,128	3,646,327	8,990,604	7,355,316

Operating expenses:
Sales and marketing	1,340,959	1,202,636	2,696,209	2,254,301
General and administrative	1,062,395	1,392,675	2,226,101	1,979,674
Product development	524,781	489,157	1,051,826	963,614
Employee cost	576,338	562,652	1,270,348	1,155,843
Total operating expenses	3,504,473	3,647,120	7,244,484	6,353,432

Income (loss) from operations	844,655	(793)	1,746,120	1,001,884

Other income (expense), net:
Interest income	34,368	42,949	76,050	48,748
Foreign exchange gain/(loss)	53,638	27,895	61,006	45,687
Interest expense	(101,846)	(126,033)	(196,958)	(195,921)
Total other income (expense), net	(13,840)	(55,189)	(59,902)	(101,486)

Income (loss) before benefit/(provision) for taxes	830,815	(55,982)	1,686,218	900,398
Income tax benefit/(provision)	370,815	12,595	741,740	(202,590)
Net income	$1,201,630	$(43,387)	$2,427,958	$697,808

Net income per common share - basic	$0.09	$(0.00)	$0.17	$0.05
Net income per common share - diluted	$0.09	$(0.00)	$0.17	$0.05

Weighted average common shares outstanding - basic	14,128,109	13,892,903	14,110,516	13,820,522
Weighted average common shares outstanding - diluted	14,128,109	13,892,903	14,128,109	13,820,522

Net income	$1,201,630	$(43,387)	$2,427,958	$697,808
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,306)	(72,739)	(138,444)	(128,498)
Total other comprehensive income, net of tax	(8,306)	(72,739)	(138,444)	(128,498)
Comprehensive income (loss)	$1,193,324	$(116,126)	$2,289,514	$569,310

FatPipe Inc and its Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common stock		Additional paid in	Retained	Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Earnings	Income	Equity
Balance as of March 31, 2025	13,026,464	$130,265	$1,588,105	$11,106,063	$3,100,884	$15,925,317
Issuance of shares pursuant to initial public offering	800,004	-	3,935,522	-	-	3,935,522
Offering costs	-	-	(151,050)	-	-	(151,050)
Net income	-	-	-	741,195	-	741,195
Other comprehensive loss	-	-	-	-	(55,759)	(55,759)
Balance as of June 30, 2025 (unaudited)	13,826,468	130,265	5,372,577	11,847,258	3,045,125	20,395,225
Shares issued for cash and services	98,000	980	707,240	-	-	708,220
Net loss	-	-	-	(43,387)	-	(43,387)
Other comprehensive loss	-	-	-	-	(72,739)	(72,739)
Balance as of September 30, 2025 (unaudited)	13,924,468	$131,245	$6,079,817	$11,803,871	$2,972,386	$20,987,319

Balance as of March 31, 2026	14,024,468	$132,245	$6,098,507	$16,076,024	$2,908,854	$25,215,630
Reclassification between par value and additional paid-in capital	-	8,000	(8,000)	-	-	-
Shares issued for employee and consultant services	101,000	1,010	203,280	-	-	204,290
Net income	-	-	-	1,226,328	-	1,226,328
Other comprehensive loss	-	-	-	-	(130,138)	(130,138)
Balance as of June 30, 2026 (unaudited)	14,125,468	141,255	6,293,787	17,302,352	2,778,716	26,516,110
Shares issued for employees and board members	3,000	-	14,750	-	-	14,750
Net income	-	-	-	1,201,630	-	1,201,630
Other comprehensive loss	-	-	-	-	(8,306)	(8,306)
Balance as of September 30, 2026 (unaudited)	14,128,468	$141,255	$6,308,537	$18,503,982	$2,770,410	$27,724,184

FatPipe Inc and its Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$2,427,958	$697,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,540	196,065
Stock based compensation	219,040	625,220
Provisions for credit losses, net	115,980	66,502
Changes in operating assets and liabilities:
Accounts receivable	24,092	(569,676)
Contracts receivable	(3,135,375)	(1,008,768)
Inventories	(217,459)	90,941
Other current assets	(56,491)	638,797
Other assets	14,106	(23,728)
Accounts payable	(256,794)	(142,491)
Accrued expenses and other current liabilities	(740,295)	(369,329)
Deferred revenue	(266,545)	(257,917)
Other non current liabilities	(1,686)	(62,656)
Operating lease liability, net	1,650	10,463
Net cash used in operating activities	(1,786,279)	(108,769)

Cash Flows From Investing Activities
Purchase of equipment	(3,522)	(35,447)
Net cash used in investing activities	(3,522)	(35,447)

Cash Flows From Financing Activities
Net repayment of debt	(183,586)	(286,287)
Proceeds from issuance of common stock for cash	-	3,867,472
Net cash provided by (used in) financing activities	(183,586)	3,581,185

Effect of exchange rate changes on cash and cash equivalents	(138,444)	(128,498)
Net change in cash and cash equivalents	(2,111,831)	3,308,471
Cash and cash equivalents:
Beginning of the period	5,214,775	2,920,550
End of the period	$3,102,944	$6,229,021

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$196,958	$195,921
Cash paid for income taxes	$-	$-

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

On April 9, 2025, the Company closed the Offering and the Company issued and sold an aggregate of 800,004 shares of common stock, including an exercise of the over-allotment option by the underwriters. The total gross proceeds to the Company from the Offering, and before deducting discounts and expenses, were approximately $4,500,000. The Company received net proceeds of approximately $3,700,000 pursuant to the Offering.

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

The Company derives its revenue from three primary sources, each of which is delivered through subscription-based or service contracts:

Software product and license revenue. Software product and license revenue is generated through the sale of term licenses for our proprietary SD-WAN, SASE, NMS, and cybersecurity software, including delivery of the related network server hardware components, where applicable. The Company has determined that delivery of the software license, including any related network server hardware, represents a single performance obligation that is satisfied at a point in time when control of the product transfers to the customer. Accordingly, the Company recognizes software product and license revenue at the point of delivery or transfer of control.

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

Consulting and other revenue. Consulting and other revenue is generated primarily through FatPipe Technologies, which provides networking, cybersecurity, programming, and professional services on a project basis. Revenue from these arrangements is recognized over time, as services are rendered, in accordance with the terms of the underlying customer contract.

Customer contracts may contain multiple performance obligations, including the delivery of software licenses, technical support, implementation, configuration, and training services. The Company allocates the transaction price to each performance obligation based on the relative standalone selling price of each obligation. The Company has selected the cost of technical support personnel plus a variable margin as the standalone selling price for service and support, with the residual contract value allocated to software product and license delivery. The Company has consistently applied this methodology across all periods presented.

Customer contracts are typically billed monthly. Amounts billed in advance of revenue recognition are recorded as deferred revenue. Amounts representing the future contractual rights to consideration in exchange for delivered software products and licenses are recorded as contracts receivable.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized as the related performance obligations have not been satisfied. The Company’s remaining performance obligations as of September 30, 2026 and March 31, 2026 consisted of the following:

	September 30,	March 31,
	2026	2026
Product	$2,580,395	$3,120,564
Service	1,207,371	1,520,941
Total	3,787,766	4,641,505

Short Term – RPO – within 12 months	2,079,055	2,902,049
Long Term – RPO – from 13 to 36 months	745,756	761,128
Long Term RPO (37 month to 60 months)	962,955	978,328
Total	$3,787,766	$4,641,505

Amount to be recognized as revenue over next 12 months

	September 30,	March 31,
	2026	2026
Deferred Revenue	$826,895	$1,093,440
	$826,895	$1,093,440

Deferred Revenue

	September 30,	March 31,
	2026	2026
Product	$-	$-
Service	826,895	1,093,440
Total	$826,895	$1,093,440

	September 30,	March 31,
	2026	2026
Current	$826,895	$1,093,440
Non-Current	-	-
Total	$826,895	$1,093,440

Contract Balances

	Six Months Ended
	September 30,
	2026	2025
Allowance at beginning of period	$(1,976,180)	$(1,018,756)
(Provisions) / reversal	(115,980)	(7,981)
Write-offs	430,424	-
Allowance at end of period	$(1,661,736)	$(1,026,737)

Disaggregated revenue

We disaggregate our revenue into products, services and consulting revenue that depict the nature, amount, and timing of revenue and cash flows for our various offerings.

Disaggregation of Revenue – By Type

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product revenue	$3,322,745	$2,420,579	$6,861,479	$4,812,882
Service revenue	917,825	905,795	1,862,212	1,859,082
Consulting revenue	593,491	632,857	1,141,908	1,223,190
Total	$4,834,061	$3,959,231	$9,865,599	$7,895,154

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

The Company has not identified any such impairment losses for the period ended September 30, 2026 and March 31, 2026.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. Compensation expense for share-based awards is measured at fair value at the grant date and recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. Awards are made under the FatPipe, Inc. 2024 Equity Incentive Plan adopted in connection with the Company’s initial public offering. The Company recognized stock-based compensation expense of $219,040 during the six months ended September 30, 2026, compared to $625,220 during the six months ended September 30, 2025, which is included within general and administrative expenses in the consolidated statements of operations.

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

Concentrations

The Company is primarily concentrated in the United States for trade accounts receivable and revenue.

Disaggregation of Revenue – By Geography

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
US	$4,770,849	$3,574,328	$9,554,865	$7,353,954
Rest of the World	63 212	384 903	310 734	541 201
Total	$4,834,061	$3,959,231	$9,865,599	$7,895,154

At September 30, 2026, the carrying amount of cash was $3,102,944, only a portion of which is covered by federal depository insurance. At March 31, 2026, the carrying amount of cash was $5,214,775, only a portion of which is covered by federal depository insurance.

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

The Company has three major partners that account for approximately 67.11% of the Company’s consolidated revenues for the six months ended September 30, 2026 and three major partners that accounted for 56.33% for the six months ended September 30, 2025. As reflected in the table below, partner A contributed $6,450,900 or 65.39% in revenue for the six months ended September 30, 2026, and $3,870,963 or 49.03% for the six months ended September 30, 2025. Separately, Partner B contributed $85,816 or 0.87% for the six months ended September 30, 2026, and $326,338 or 4.13% for the six months ended September 30, 2025. Partner C contributed $84,507 or 0.86% for the six months ended September 30, 2026, and $250,422 or 3.17% for the six months ended September 30, 2025.

	Six Months Ended
	September 30,
Partner	2026	2025
Partner A (%)	65.39%	49.03%
Partner B (%)	0.87%	4.13%
Partner C (%)	0.86%	3.17%
Total	67.11%	56.33%

	Six Months Ended
	September 30,
Partner	2026	2025
Partner A (Revenue)	$6,450,900	$3,870,963
Partner B (Revenue)	85,816	326,338
Partner C (Revenue)	84,507	250,422
	$6,621,223	$4,447,723

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

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about reconciling items in the rate reconciliation and additional disaggregation of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 effective for the fiscal year beginning April 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements but resulted in additional income tax disclosures.

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

NOTE 2: PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consist of the following:

	September 30,	March 31,
	2026	2026
Furniture and fixtures	$267,298	$269,079
Office equipment and computers	514,589	512,416
	781,887	781,495
Less: Accumulated depreciation	(699,566)	(685,989)
	$82,321	$95,506

Depreciation expense for the three months ended September 30, 2026 and 2025 amounted to $11,534 and $691, respectively. Depreciation expense for the six months ended September 30, 2026 and 2025 amounted to $16,707 and $8,193, respectively.

NOTE 3: INTANGIBLE ASSETS, NET

The Company’s intangible assets consist of the following:

	September 30,	March 31,
	2026	2026
Product development	$218,383	$218,383
Patent costs	7,216,758	7,216,758
	7,435,141	7,435,141
Less: Accumulated amortization	(6,809,782)	(6,740,949)
	$625,359	$694,192

Amortization expense for the three months ended September 30, 2026 and 2025 amounted to $30,892 and $103,416, respectively. Amortization expense for the six months ended September 30, 2026 and 2025 amounted to $68,833 and $187,871, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending March 31,
2027 (remaining six months)	$194,326
2028	156,350
2029	102,283
2030	79,750
Thereafter	92,650
Total	$625,359

NOTE 4: NOTE PAYABLE

In January 2023, the Company entered into a three-year term loan with a local bank that is secured by substantially all assets of the Company with a corporate guarantee given by subsidiary - FatPipe Networks Private Limited. The loan was repayable in full during the Fiscal year 2025-26.

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an outstanding loan from the bank loan noted above. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of directors of the Company, along with a personal guarantee given by them and a trust, where the directors are trustees. During the six months ended September 30, 2026, the Company made principal payments totaling $183,586.

On October 1, 2026, the Company repaid the Fortis Bank loan in full with proceeds from a new term loan with KeyBank National Association, and the Fortis Bank loan was terminated. See Note 11.

Future maturities of long-term debt as of September 30, 2026, which reflect the Fortis Bank loan prior to its refinancing, are as follows:

Year Ended March 31,	Amount
2027 (remaining six months)	207,811
2028	422,007
2029	456,724
2030	493,404
2031	533,031
Thereafter	2,327,720
Total principal repayments	4,440,697
Less: Current portion	418,815
Long-term portion of notes payable	$4,021,882

Interest expense was $101,846 and $126,033 for the three months ended September 30, 2026 and 2025, respectively, and $196,958 and $195,921 for the six months ended September 30, 2026 and 2025, respectively.

Short Term Debt

On June 15, 2023, the Company received an interest-free loan of $120,000 from Stay in Business Inc., a related party, repayable on demand. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2026. The Company repaid the outstanding balance in full during the fiscal year ended March 31, 2026, and there was no outstanding balance as of September 30, 2026 or March 31, 2026.

NOTE 5: STOCKHOLDERS’ EQUITY

ATM Offering

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

During the six months ended September 30, 2026, the Company issued an aggregate of 104,000 shares of common stock for employee services.

As of September 30, 2026, the total number of outstanding shares is 14,128,468.

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

	September 30,	March 31,
	2026	2026

Operating lease right of use assets, net	$841,763	$1,042,476

Operating lease liabilities — current	421,998	401,406
Operating lease liabilities — non-current	462,782	682,437
Total operating lease liabilities	$884,780	$1,083,843

	Six Months Ended
	September 30,
	2026	2025
Operating lease expense:
Operating lease cost	$230,600	$234,147
Short-term lease cost	15,024	33,916
Total operating lease expense	$245,624	$268,063

	Six Months Ended
	September 30,
	2026	2025

Operating cash flows for operating leases	$228,303	$223,423
Right-of-use assets obtained in exchange for new lease liabilities	$-	$-

Year Ended March 31,	Operating leases
2027 (remaining six months)	$232,496
2028	477,214
2029	182,294
2030	69,376
Total minimum lease payments	961,380
Less: imputed interest	(76,600)
Total lease obligations	884,780
Less: Current portion	421,998
Long-term portion of lease obligations	$462,782

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following is a summary of accrued expenses and other current liabilities:

	September 30,	March 31,
	2026	2026
Provision for tax	$741,851	$1,483,701
Accrued employer expenses	261,112	334,770
Credit card payables	128,426	54,287
Other current liabilities	114,046	117,342
Provisions	8,170	3,799
	$1,253,604	$1,993,899

NOTE 8: RELATED PARTY TRANSACTIONS

The subsidiary company “FatPipe Networks Private Limited” has taken a lease from a company “Back Office Extensions India Pvt Ltd” in which the Company’s directors are management. The total lease payments amounted to $49,318 and $42,468 for the six months ended September 30, 2026 and 2025, respectively.

The Company had received a short-term interest free loan from a related entity which is controlled by the Company’s Chief Executive Officer, Stay in Business Inc., for $120,000. The loan was repayable on demand during the year 2023-24. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2026. The Company repaid the outstanding balance in full during the fiscal year ended March 31, 2026, and there was no outstanding balance as of September 30, 2026 or March 31, 2026.

NOTE 9: INCOME TAXES

The Company records its interim income tax provision (benefit) based on the estimated annual effective tax rate expected to apply for the full fiscal year, adjusted for discrete items recognized in the period, in accordance with ASC 740-270, Income Taxes — Interim Reporting.

For the three months ended September 30, 2026, the Company recognized an income tax benefit of $370,815, compared to an income tax benefit of $12,595 for the three months ended September 30, 2025. For the six months ended September 30, 2026, the Company recognized an income tax benefit of $741,740, compared to an income tax provision of $202,590 for the six months ended September 30, 2025. The Company’s effective tax rate applicable to ordinary income for the current period was minimal, reflecting the utilization of available U.S. federal net operating loss carryforwards against taxable income.

The income tax benefit for the three and six months ended September 30, 2026 reflects a change in estimate, recognized as a discrete item in each quarter of the current fiscal year, relating to the phased reduction of a previously accrued income tax payable balance following the Company’s application of available net operating loss carryforwards. Consistent with ASC 740-270, this discrete item was recognized in the period in which it arose and was excluded from the estimated annual effective tax rate applied to ordinary income.

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

NOTE 11. SUBSEQUENT EVENTS:

The Company evaluated the subsequent events through November 4, 2026, the date at which the financial statements were issued.

Refinancing of Note Payable

On October 1, 2026, the Company entered into a $4.5 million secured term loan (the “Term Loan”) and a secured revolving line of credit of up to $1.5 million (the “Revolving Facility” and, together with the Term Loan, the “Credit Facilities”) with KeyBank National Association. On October 1, 2026, the Company used approximately $4.47 million of the Term Loan proceeds to repay in full the outstanding balance of the Fortis Bank loan described in Note 4, and the Fortis Bank loan was terminated. Borrowings under the Credit Facilities bear interest at the Adjusted Daily SOFR Index plus 3.00%. The Term Loan requires 35 monthly principal payments of $75,000 beginning November 1, 2026, plus accrued interest, with the remaining balance due at maturity on October 1, 2029. The Revolving Facility is available for working capital and matures on September 30, 2027. The Credit Facilities are guaranteed by the Company’s wholly owned subsidiary, FatPipe Technologies, Inc., are secured by substantially all personal property assets of the Company and FatPipe Technologies, Inc., and contain financial covenants, tested quarterly, that require a ratio of Total Funded Debt to EBITDA of no greater than 2.50 to 1.00 and a Fixed Charge Coverage Ratio of at least 1.20 to 1.00.

Acquisition of ViewVertical Technologies LLC

On October 1, 2026, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) to acquire 100% of the membership interests of ViewVertical Technologies LLC (“ViewVertical”), a Georgia limited liability company, and completed the acquisition on October 1, 2026. ViewVertical provides managed IT and consulting services. The Company acquired ViewVertical to expand market presence, and FatPipe’s IT and cybersecurity offerings. The purchase price is up to $810,000, consisting of $410,000 paid in cash at closing, and up to $400,000 of contingent consideration. The contingent consideration includes meeting various financial criteria post-closing. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. Because the acquisition closed shortly before the issuance of these consolidated financial statements, the initial accounting for the business combination, including the fair value of the contingent consideration and the allocation of the purchase price to the assets acquired and liabilities assumed, is incomplete. Accordingly, the Company is unable to provide these disclosures at this time.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our software solutions and offerings;

●	our ability to successfully execute on our growth strategy and enter into new markets;

●	our ability to expand in existing markets;

●	increased levels of competition;

●	our relationships with our key customers;

●	changes in customer preferences and the level of acceptance of our software services;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	other risks, including those described in the “Risk Factors” section of this report.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

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

Total Addressable Market

SD-WAN. The market for SD-WAN products was estimated to be approximately $4.5 billion in 2023 (according to the research published via the Maia Research Report) with expected market size to grow to over $17.6 billion by 2030. The North America and Asia-Pacific (“APAC”) segments of the market, which represent FatPipe’s primary markets, are expected to achieve continued growth in the near term. According to Gartner, Inc., the North America market for SD-WAN solutions will grow at an estimated 18% compound annual growth rate (“CAGR”), while growth in APAC is projected to exceed 60% CAGR. This significant growth trajectory has been attributed to several factors, including the rise in remote work, need for enhanced network security, migration of applications to the cloud, and overall digital transformation efforts of enterprises.

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

Results of Operations

For the Three Months Ended September 30, 2026 and 2025

	Three Months Ended
	September 30,
	2026	2025
	(Unaudited)
Revenues	$4,834,061	$3,959,231
Cost of revenues	484,933	312,904
Gross profit	4,349,128	3,646,327

Operating expenses:
Sales and marketing	1,340,959	1,202,636
General and administrative	1,062,395	1,392,675
Product development	524,781	489,157
Employee cost	576,338	562,652
Total operating expenses	3,504,473	3,647,120

Income (loss) from operations	844,655	(793)

Other income (expense), net:
Interest income	34,368	42,949
Foreign exchange gain/(loss)	53,638	27,895
Interest expense	(101,846)	(126,033)
Total other income (expense), net	(13,840)	(55,189)

Income (loss) before benefit/(provision) for taxes	830,815	(55,982)
Income tax benefit/(provision)	370,815	12,595
Net income	$1,201,630	$(43,387)

Revenue

In Q2 2027, the current quarter ended September 30, 2026, net revenue was $4,834,061, an increase of $874,830, or 22%, from the prior period ended September 30, 2025. Product revenue was $3,322,745 compared to $2,420,579 in the prior period, an increase of $902,166, or 37%, reflecting increased sales of our product solutions as FatPipe continued to execute on its GTM strategy. Service revenue increased by $12,030, while consulting revenue decreased by $39,366 due to the timing of consulting engagements.

Cost of Revenue

In the three months ended September 30, 2026, our cost of revenue was $484,933, an increase of $172,029, or 55%, from the prior period ended September 30, 2025. Cost of revenue increased in line with higher product sales volumes. The cost of revenue includes costs associated with providing services to our customers, such as costs associated with hosting our cloud services.

Gross Profit and Gross Margin

In the three months ended September 30, 2026, our gross profit was $4,349,128, an increase of $702,801, or 19%, reflecting the increase in net revenue.

Our gross margin decreased to 90% in the three months ended September 30, 2026 from 92% in the prior period, reflecting a higher proportion of product sales.

Sales and Marketing Expense

In the three months ended September 30, 2026, our sales and marketing expense was $1,340,959, an increase of $138,323, or 12%, compared to the prior period. This was primarily due to increased sales headcount and advertising and promotional efforts to support revenue growth.

General and Administrative Expense

In the three months ended September 30, 2026, our general and administrative expense was $1,062,395, a decrease of $330,280, or 24%, compared to the prior period, primarily due to $625,220 in non-cash stock-based compensation expense recorded in the second quarter of the prior year, with $14,750 expense in the current quarter.

Product Development Expense

Product development expense in the three months ended September 30, 2026 was $524,781, an increase of $35,624, or 7%, compared to the prior period, as the Company continued its development plans for its cybersecurity and monitoring products.

Employee Cost Expense

Employee cost expenses in the three months ended September 30, 2026 were $576,338, an increase of $13,686, or 2%, compared to the prior period, attributable to inflation adjusted salaries.

Depreciation and Amortization Expense

Depreciation and amortization expense in the three months ended September 30, 2026 was $42,426, a decrease of $61,682, compared to $104,108 in the prior period. These expenses are categorized under general and administrative expenses.

Other Income (Expense)

Interest income during the three months ended September 30, 2026 was $34,368 as compared to $42,949 in the prior fiscal year period.

Interest expense during the three months ended September 30, 2026 was $101,846, as compared to $126,033 in the prior fiscal year period. The decrease was due to the lower outstanding loan balance.

The foreign exchange gain/(loss) results from currency conversion from U.S. dollars to Indian rupees.

For the Six Months Ended September 30, 2026 and 2025

	Six Months Ended
	September 30,
	2026	2025
	(Unaudited)
Revenues	$9,865,599	$7,895,154
Cost of revenues	874,995	539,838
Gross profit	8,990,604	7,355,316

Operating expenses:
Sales and marketing	2,696,209	2,254,301
General and administrative	2,226,101	1,979,674
Product development	1,051,826	963,614
Employee cost	1,270,348	1,155,843
Total operating expenses	7,244,484	6,353,432

Income (loss) from operations	1,746,120	1,001,884

Other income (expense), net:
Interest income	76,050	48,748
Foreign exchange gain/(loss)	61,006	45,687
Interest expense	(196,958)	(195,921)
Total other income (expense), net	(59,902)	(101,486)

Income (loss) before benefit/(provision) for taxes	1,686,218	900,398
Income tax benefit/(provision)	741,740	(202,590)
Net income	$2,427,958	$697,808

Revenue

In the six months ended September 30, 2026, net revenue was $9,865,599, an increase of $1,970,445, or 25%, from the prior period ended September 30, 2025. Product revenue was $6,861,479 compared to $4,812,882 in the prior period, an increase of $2,048,597, or 43%, as FatPipe continued to execute successfully on its GTM strategy. Service revenue increased by $3,130, while consulting revenue decreased by $81,282 due to the timing of consulting engagements.

Cost of Revenue

In the six months ended September 30, 2026, our cost of revenue was $874,995, an increase of $335,157, or 62%, from the prior period ended September 30, 2025. Cost of revenue increased in line with higher product sales volumes. The cost of revenue includes costs associated with providing services to our customers, such as costs associated with hosting our cloud services.

Gross Profit and Gross Margin

In the six months ended September 30, 2026, our gross profit was $8,990,604, an increase of $1,635,288, or 22%, from the prior period. The increase in gross profit reflects the increase in net revenue.

Our gross margin decreased to 91% in the six months ended September 30, 2026 from 93% in the prior period, reflecting a higher proportion of product sales.

Sales and Marketing Expense

In the six months ended September 30, 2026, our sales and marketing expense was $2,696,209, an increase of $441,908, or 20%, compared to the prior period, primarily due to increased sales headcount and advertising and promotional efforts to support revenue growth.

General and Administrative Expense

In the six months ended September 30, 2026, our general and administrative expense was $2,226,101, an increase of $246,427, or 12%, compared to the prior period. Non-cash stock-based compensation expense was $219,040 in the six months ended September 30, 2026, compared to $625,220 in the prior period. Excluding non-cash stock-based compensation, G&A increased primarily due to provisioning contract impairment expenses during the year as opposed to at the year end.

Product Development Expense

Product development expense in the six months ended September 30, 2026 was $1,051,826, an increase of $88,212, or 9%, compared to the prior period, as the Company continued its development plans for its cybersecurity and monitoring products.

Employee Cost Expense

Employee cost expenses in the six months ended September 30, 2026 were $1,270,348, an increase of $114,505, or 10%, compared to the prior period, attributable to headcount added to support revenue growth.

Depreciation and Amortization Expense

Depreciation and amortization expense in the six months ended September 30, 2026 was $85,540, a decrease of $110,525, compared to $196,065 in the prior period. These expenses are categorized under general and administrative expenses.

Other Income (Expense)

Interest income during the six months ended September 30, 2026 was $76,050 as compared to $48,748 in the prior fiscal year period.

Interest expense during the six months ended September 30, 2026 was $196,958, as compared to $195,921 in the prior fiscal year period.

The foreign exchange gain/(loss) results from currency conversion from U.S. dollars to Indian rupees.

Income Tax Benefit (Provision)

In the three months ended September 30, 2026, the Company recognized an income tax benefit of $370,815, compared to an income tax benefit of $12,595 in the prior period. In the six months ended September 30, 2026, the Company recognized an income tax benefit of $741,740, compared to an income tax provision of $202,590 in the prior period. The current-period benefit reflects a change in estimate, recognized as a discrete item in each quarter of the current fiscal year, relating to the phased reduction of a previously accrued income tax payable balance following the Company’s application of available U.S. federal net operating loss carryforwards against taxable income. The Company’s effective tax rate applicable to ordinary income for the period was minimal as a result of the utilization of net operating loss carryforwards. Consistent with interim reporting guidance, the change in estimate was recognized discretely and excluded from the estimated annual effective tax rate applied to ordinary income.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Our primary sources of liquidity for funding our strategic business requirements are our cash and cash equivalents, cash generated by operations, and borrowings available under our revolving line of credit. We may also raise additional capital through our at-the-market offering program.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents and borrowings available under the Revolving Facility described below. Our capital requirements, including but not limited to, servicing our debt and lease obligations and fixed asset purchases, will depend on many factors, including our growth rate and the timing and extent of operating expenses.

On October 1, 2026, we entered into a secured revolving line of credit of up to $1.5 million with KeyBank National Association (the “Revolving Facility”), which is available for working capital and matures on September 30, 2027. Borrowings under the Revolving Facility bear interest at the Adjusted Daily SOFR Index plus 3.00%, and availability is subject to our compliance with the financial and other covenants described under “Debt” below. As of November 4, 2026, no amounts were outstanding under the Revolving Facility.

On July 2, 2026, we filed a shelf registration statement on Form S-3 registering up to $20.0 million of common stock and/or debt securities and entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., LLC, under which we may offer and sell up to $10.0 million of our common stock from time to time (the “ATM program”). The ATM program forms part of, and is not in addition to, the $20.0 million registered under the shelf registration statement. As of the date of this report, we had not sold any shares under the ATM program. Our ability to raise capital under the ATM program will depend on market conditions and the trading price of our common stock, and any sales would dilute our existing shareholders.

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

Debt

In March 2025, the Company obtained a $5 million term loan from Fortis Bank, of which $3 million was used to repay an existing term loan from a local bank. The Fortis Bank loan is repayable in 120 equal monthly installments commencing from March 1, 2025 and the interest is charged at the Prime Rate plus 1%. The “Prime Rate” is the Prime Rate in effect on the first business day of the month (as published in the Wall Street Journal newspaper) in which SBA received the application, or the first day of the month in which any interest rate change occurs. The interest rate will be adjusted every calendar quarter (the “change period”) beginning April 1, 2025 (date of first rate adjustment). The interest rate works out to 8.75% as on the reporting date. The loan is secured by substantially all assets of the Company, certain personal properties of directors of the Company, along with a personal guarantee given by them and a trust, where the directors are trustees. During the six months ended September 30, 2026, the Company made principal payments totaling $183,586.

On October 1, 2026, subsequent to the end of the quarter, the Company refinanced the Fortis Bank loan with KeyBank National Association. The Company entered into a $4.5 million secured term loan (the “Term Loan”) and a secured revolving line of credit of up to $1.5 million available for working capital (the “Revolving Facility”), and used approximately $4.47 million of the Term Loan proceeds to repay the Fortis Bank loan in full. Borrowings under both facilities bear interest at the Adjusted Daily SOFR Index plus 3.00%, compared with the Prime Rate plus 1.00% under the Fortis Bank loan. Based on benchmark rates at the time of the refinancing, the Company expects an approximately 110 basis point reduction in its annual borrowing rate; actual savings will depend on changes in benchmark rates and outstanding balances. The Term Loan requires 35 monthly principal payments of $75,000 beginning November 1, 2026, plus accrued interest, with the remaining balance of approximately $1.9 million due at maturity on October 1, 2029. The Revolving Facility matures on September 30, 2027. The facilities are guaranteed by the Company’s subsidiary, FatPipe Technologies, Inc., are secured by substantially all personal property assets of the Company and FatPipe Technologies, Inc., and require the Company to maintain a ratio of Total Funded Debt to EBITDA of no greater than 2.50 to 1.00 and a Fixed Charge Coverage Ratio of at least 1.20 to 1.00, each tested quarterly. As of November 4, 2026, no amounts were outstanding under the Revolving Facility. See Note 11 to the consolidated financial statements.

Future maturities of long-term debt as of September 30, 2026, which reflect the Fortis Bank loan prior to its refinancing, are as follows:

Year Ended March 31,	Amount
2027 (remaining six months)	207,811
2028	422,007
2029	456,724
2030	493,404
2031	533,031
Thereafter	2,327,720
Total principal repayments	4,440,697
Less: Current portion	418,815
Long-term portion of notes payable	$4,021,882

Interest expense was $101,846 and $126,033 for the three months ended September 30, 2026 and 2025, respectively, and $196,958 and $195,921 for the six months ended September 30, 2026 and 2025, respectively.

Short Term Debt

On June 15, 2023, the Company received an interest-free loan of $120,000 from Stay in Business Inc., a related party, repayable on demand. An additional loan of $13,652 was received under the same arrangement during the year ended March 31, 2026. The Company repaid the outstanding balance in full during the fiscal year ended March 31, 2026, and there was no outstanding balance as of September 30, 2026 or March 31, 2026.

Cash Flows

The following table sets forth certain combined statements of cash flow data:

	Six Months Ended
	September 30,
	2026	2025
Net cash used in operating activities	$(1,786,279)	$(108,769)
Net cash used in investing activities	(3,522)	(35,447)
Net cash provided by financing activities	(183,586)	3,581,185
Effect of exchange rate changes on cash and cash equivalents	(138,444)	(128,498)
Net change in cash and cash equivalents	$(2,111,831)	$3,308,471

Operating Activities

Net cash used in operating activities in the six months ended September 30, 2026 was $1,786,279 compared to $108,769 in the prior period. The increase in cash used was primarily due to growth in contracts receivable of $3,135,375 and a decrease in accrued expenses and other current liabilities of $740,295, partially offset by higher net income.

Investing Activities

Net cash used in investing activities in the six months ended September 30, 2026 was $3,522 as compared to $35,447 in the prior period. Cash used in investing activities was primarily due to the purchase of equipment.

Financing Activities

Net cash used in financing activities in the six months ended September 30, 2026 was $183,586, consisting of repayments of the term loan. In the six months ended September 30, 2025, net cash provided by financing activities was $3,581,185, which included $3,867,472 in proceeds from the Company’s April 2025 IPO, partially offset by $286,287 in repayment of debt.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with the generally accepted accounting principles in the United States (“GAAP”), our management uses adjusted earnings before interest, taxes, depreciation, and amortization expenses to net income (“Adjusted EBITDA”), a non-GAAP measure, as a key measure in operating our business. We use Adjusted EBITDA to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use Adjusted EBITDA as a measure of our operating performance. Adjusted EBITDA is presented for supplemental informational purposes only, should not be considered a substitute for, or a more meaningful measure than, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for Adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of Adjusted EBITDA to its most directly comparable GAAP financial measure. Impairment of legacy contract assets represents the portion of contract provision made for legacy contracts.

In the six months ended September 30, 2026, our Adjusted EBITDA was $2,450,700, an increase of $627,531 compared to $1,823,169 in the prior fiscal year period, primarily due to higher revenues and operating income.

	Six Months Ended
	September 30,
	2026	2025
Net income	$2,427,958	$697,808
Impairment of legacy contract assets	400,000	-
Stock-based compensation	219,040	625,220
Non-GAAP net income	3,046,998	1,323,028
Depreciation and amortization	85,540	196,065
Income tax (benefit)/provision	(741,740)	202,590
Interest expense	196,958	195,921
Foreign exchange gain/(loss)	(61,006)	(45,687)
Interest income	(76,050)	(48,748)
Adjusted EBITDA	$2,450,700	$1,823,169

Recurring Billings

FatPipe GAAP revenue is aligned to new bookings of contracts. Billings follow customer deployments. As booked revenue converts to billings, FatPipe has seen strong billings growth, with total billings billed on a monthly basis up 55% YoY. As this faster-growing revenue segment scales, it represents a larger portion of FatPipe’s total income.

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

Implications of being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report;

●	being permitted to provide less extensive narrative disclosure than other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	being permitted to utilize exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;

●	being permitted to defer complying with certain changes in accounting standards; and

●	being permitted to use test-the-waters communications with qualified institutional buyers and institutional accredited investors.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
10.1

Business Loan Agreements, Promissory Notes, Commercial Security Agreements and related addenda, Agreements to Provide Insurance, and Commercial Guaranties relating to the $4.5 million term loan and $1.5 million revolving line of credit with KeyBank National Association, dated as of September 30, 2026 (term loan) and October 1, 2026 (revolving line of credit).* (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 7, 2026).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan, contract, or arrangement.
*	Previously Filed
**	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FATPIPE, INC.

	By:	/s/ Ragula Bhaskar, Ph.D.
Ragula Bhaskar, Ph.D Chief Executive Officer and Chairman
Date: November 4, 2026

